Form 10QSB
period 2000-06-30
GLOBAL E TUTOR INC
filed 2000-08-21
CIK 1114898

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                         Date of Report August 18, 2000


                              GLOBAL E TUTOR, INC.
               (Exact Name of Registrant as Specified in Charter)

                                    DELAWARE
          State or other jurisdiction of incorporation or organization

                                   000-30743
                              Commission File No.

                                   88-0444539
                            I.R.S. Employer I.D. No.

                  3340 PEACHTREE ROAD, SUITE 1800 ATLANTA, GA
                    (Address of Principal Executive Offices)

                                     30326
                                   (Zip Code)

      Registrant's telephone number, including area code:  (404) 978-1640

GLOBAL E TUTOR, INC.
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


INDEX

PART I    FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets--June 30, 2000 (unaudited) and December 31, 1999

          Condensed Consolidated Statements of Operations (unaudited)

          Consolidated Statements of Stockholders' Equity--from Inception on December 10, 1999 through June 30, 2000

          Consolidated Statements of Cash Flows (unaudited)--Six months ended June 30, 2000 (unaudited) and Period From Inception Through
          June 30, 2000 (unaudited)

          Notes to consolidated Financial Statements (unaudited)--June 30, 2000 and December 31, 1999

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Risk Factors

          ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK--not applicable

PART II   OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I    FINANCIAL INFORMATION............................................

Item 1.  Financial Statements

                             GLOBAL E TUTOR, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS
                                    ------
                                                                                Subsidiary
                                                           June 30,            December 31,
                                                             2000                  1999
                                                      -------------------    ------------------
Current assets
--------------
      Cash                                            $           74,240     $         774,911
      Other current assets                                         6,026                20,000
                                                      -------------------    ------------------
         Total current assets                                     80,266               794,911
                                                      -------------------    ------------------

Property and equipment, at cost
-------------------------------
      Furniture and equipment                                     19,478                     -
      Computer equipment                                          30,043                 5,369
      Software                                                     2,208                     -
      Leasehold improvements                                      15,386                     -
      Web site development costs                                 387,653                     -
                                                      -------------------    ------------------
                                                                 454,768                 5,369
      Allowance for depreciation                                 (30,271)                  (79)
                                                      -------------------    ------------------
         Net property and equipment                              424,497                 5,290
                                                      -------------------    ------------------

Other assets
------------
      Employee advances                                          169,999                     -
      Intangibles, net of accumulated amortization               102,346                   132
      Other assets                                                18,078                75,000
                                                      -------------------    ------------------
         Total other assets                                      290,423                75,132
                                                      -------------------    ------------------

                                                      $          795,186     $         875,333
                                                      ===================    ==================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------

Current liabilities
-------------------
      Accounts payable                                $          214,464     $          98,500
      Accrued expenses                                            76,368                11,606
      Due to related parties                                     339,129               923,890
                                                      -------------------    ------------------
         Total current liabilities                               629,961             1,033,996
                                                      -------------------    ------------------

Stockholders' equity
--------------------
      Common stock                                                27,568                 9,640
      Additional paid in capital                               2,483,985                15,360
      Deferred compensation, net of accumulated
       amortization                                             (474,422)                    -
      Accumulated deficit                                     (1,871,906)             (183,663)
                                                      -------------------    ------------------
         Total stockholders' equity                              165,225              (158,663)
                                                      -------------------    ------------------

                                                      $          795,186     $         875,333
                                                      ===================    ==================

   Note: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed

      See notes to unaudited condensed consolidated financial statements

                             GLOBAL E TUTOR, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                            For the Period
                                                     For the Six       For the Three        From inception
                                                     Months Ended       Months Ended       on December 10,
                                                       June 30,           June 30,           1999 Through
                                                         2000               2000            June 30, 2000
                                                    --------------    ----------------    -------------------
Revenue                                             $           -     $             -     $                -
-------                                             --------------    ----------------    -------------------

Costs of goods sold                                             -                   -                      -
-------------------                                 --------------    ----------------    -------------------

Gross profit                                                    -                   -                      -
------------                                        --------------    ----------------    -------------------

Expenses
--------
      General and administrative                        1,081,290             689,128              1,216,178
      Depreciation/Amortization                           220,044              50,969                220,044
      Research and development                             43,073               6,773                 43,073
      Sales and marketing                                 355,519             198,216                395,811
                                                    --------------    ----------------    -------------------

           Total expenses                               1,699,926             945,086              1,875,106
                                                    --------------    ----------------    -------------------

Loss from operations                                   (1,699,926)           (945,086)            (1,875,106)
--------------------                                --------------    ----------------    -------------------

Other income (expense)
----------------------
      Interest income                                      17,605               9,938                 17,605
      Misc. income                                          1,200               1,200                  1,200
      Interest expense                                     (7,122)             (5,149)               (15,605)
                                                    --------------    ----------------    -------------------

           Total other income (expense)                    11,683               5,989                  3,200
                                                    --------------    ----------------    -------------------

Loss before income taxes                               (1,688,243)           (939,097)            (1,871,906)
------------------------

Income tax expense                                              -                   -                      -
------------------                                  --------------    ----------------    -------------------

Net loss                                            $  (1,688,243)    $      (939,097)    $       (1,871,906)
--------                                            ==============    ================    ===================

Loss per common Share                             $         (0.06)  $           (0.03)  $              (0.07)
---------------------                               ==============    ================    ===================

      See notes to unaudited condensed consolidated financial statements

                             GLOBAL E TUTOR, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FROM INCEPTION ON DECEMBER 10, 1999 THROUGH JUNE 30, 2000
                                  (UNAUDITED)

                                                                  Additional                                        Total
                                          Common Stock              Paid In       Deferred        Accumulated    Stockholders'
                                    -----------------------------
                                        Shares         Amount       Capital      Compensation      Deficit          Equity
                                    --------------  ------------- ------------ --------------- ----------------  -------------
Balance, December 10, 1999              9,640,000          9,640       15,360               -                -         25,000

Compensation for options and
    warrants issued at below
    market value                                -              -            -               -                -              -

Net loss for the period ended
    December 31, 1999                           -              -            -                         (183,663)      (183,663)

                                    --------------  ------------- ------------ --------------- ----------------  -------------
Balance, December 10, 1999              9,640,000          9,640       15,360               -         (183,663)      (158,663)

Shares issued for cash at $.25
    per share                           5,000,000          5,000    1,245,000               -                -      1,250,000

Effect of recapitalization of the
    subsidiary January 21, 2000        12,827,747         12,828      537,173                                -        550,001



Share issued to purchase
    Kilimanjaro Group.com,Inc. at
    $.50 per share                         50,000             50       24,950                                -         25,000

Shares issued for services
    at $2.68 per share                     49,520             50      132,560                                         132,610

Compensation for options and
    warrants issued at below
    market value                                -              -      528,942        (474,422)               -         54,520

Net loss for the period ended
    December 31, 1999                           -              -            -                       (1,688,243)    (1,688,243)

                                    --------------  ------------- ------------ --------------- ----------------  -------------
Balance, June 30, 2000                 27,567,267         27,568    2,483,985        (474,422)      (1,871,906)       165,225
                                    ==============  ============= ============ =============== ================  =============

            See notes to unaudited condensed financial statements

                             GLOBAL E TUTOR, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Increase (Decrease) IN CASH
                                 (UNAUDITED)

                                                                                           For the Period
                                                                       For the Six         From inception
                                                                       Months Ended        on December 10,
                                                                         June 30,            1999 Through
                                                                           2000             June 30, 2000
                                                                       ------------         -------------
Cash flows from operating activities
------------------------------------
Net loss                                                               $(1,688,243)         $ (1,871,906)
Adjustments to reconcile net loss to
   net cash (used) by operating activities
   Depreciation and amortization                                            32,916                33,002
   Deferred compensation                                                    54,520                54,521
   Non-cash expense                                                        132,610               132,610
   Changes in assets and liabilities                                                                   -
     Deposits                                                              (18,078)              (18,078)
     Pre-paid expenses                                                      13,974                (6,026)
     Accounts payable/accrued expenses                                     179,526               214,632
                                                                       ------------         -------------
            Total adjustments                                              395,468               410,661
                                                                       ------------         -------------

                Net cash (used) by operating activities                 (1,292,775)           (1,461,245)
                                                                       ------------         -------------
Cash flows from investing activities
------------------------------------
     Employee advances                                                    (169,999)             (169,999)
     (Acquisition) of fixed assets                                        (449,399)             (454,768)
     (Acquisition) of subsidiary                                           (75,000)              (75,000)
     (Acquisition) of intangible assets                                     (3,737)               (3,877)
                                                                       ------------         -------------

                Net cash (used) by investing activities                   (698,135)             (703,644)
                                                                       ------------         -------------

Cash flows from financing activities
------------------------------------
     Proceeds from related parties advances                                165,239             1,089,129
     Proceeds from sale of common stock                                  1,125,000             1,150,000
                                                                       ------------         -------------
                 Net cash provided by financing activities               1,290,239             2,239,129
                                                                       ------------         -------------

                   Net increase (decrease) in cash                        (700,671)               74,240


     Cash, beginning of period                                             774,911                     -
                                                                       ------------         -------------
     Cash, end of period                                               $    74,240          $     74,240
                                                                       ============         =============

NON-CASH TRANSACTIONS
---------------------

The Company paid $75,000 in cash, assumed $1,200 in liabilities and issued 50,000 shares of common stock to purchase all the outstanding common shares of Kilimanjaro Group.Com, Inc., resulting in the Company recording goodwill of $101,200

The Company issued 49,520 restricted common shares, 36,782 non-qualified options, and 156,208 warrants during the months of February through June, 2000, in exchange for services, totaling $132,610, $26,391 and $502,552 respectively.

In accordance with the merger and plan of reorganization, on January 21, 2000, 9,640,000 common shares of GlobalETutor, Inc. (formerly Digital Launch, Inc.) were exchanged for all of the outstanding common shares, 4,820,000, of GlobaleTutor.com, Inc.

In accordance with an Agreement and Plan of Merger, on May 23, 2000, 50,000 common shares of GlobaleTutor, Inc. and $75,000 cash were exchanged for all of the outstanding shares of Kilimanjaro Group.com, Inc.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------

                                               June 30,
                                                 2000

                                              ---------
Cash paid during the periods for
     Interest                                  $      -
     Income Taxes                              $      -


      See notes to unaudited condensed consolidated financial statements

                      GLOBAL E TUTOR, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                       UNAUDITED CONDENSED CONSOLIDATED
                         NOTES TO FINANCIAL STATEMENTS
          FOR THE PERIODS ENDING JUNE 30, 2000 and DECEMBER 31, 1999

Note A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION:
---------------------------------------------------
The December 31, 1999 condensed financial statements include the accounts of GlobalETutor.Com, Inc. a Nevada corporation incorporated on December 10, 1999.

On January 21, 2000 the GlobalETutor.Com completed the merger with Global e Tutor, Inc. ("Parent")(formerly known as Digital Launch, Inc./Veronique, Inc./EssexEnterprises, Inc.) that was organized under the laws of the State of Delaware on May 9, 1995. The merger was accounted for as a recapitalization of the Parent Company, wherein GlobalETutor.Com, Inc. ("Subsidiary") became a wholly owned subsidiary of the Parent.

Effective May 25, 2000 the Parent entered into an Agreement and Plan of Merger with Kilimanjaro Group.com, Inc.("Kilimanjaro"), a Nevada corporation, wherein, Kilimanjaro merged into Parent with the Parent being the surviving entity and assuming Kilimanjaro's reporting obligations as its successor pursuant to
Section 12(g)(3) of the Securities Exchange Act.

The Consolidated condensed financial statements as of June 30, 2000, for the six and three months ended June 30, 2000, and from inception of December 10 through June 30, 2000 include the accounts of the Parent and its wholly-owned subsidiary after giving effect to the recapitalization and the merger. All significant intercompany balances and transactions have been eliminated in consolidation. The parent and its wholly-owned subsidiary are referred to as ("The Company").

The Company is developing a website for global education via web based, interactive, video-on-demand tutoring services for grades K-12. The company is considered a development stage company as defined in SFAS No.7. In a development stage company, management devotes most of its activities to investigating business opportunities. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing. There is no guarantee that the Company will be able to raise any equity financing. There is substantial doubt regarding the Company's ability to continue as a going concern.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, result of operations and cash flows at June 30, 2000 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statement be read in conjunction with the financial statements. The results of operations for the periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

INCOME TAXES:
-------------
The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method,deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax basis of assets and liabilities using presently enacted tax rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

PROPERTY AND EQUIPMENT:
-----------------------
Property and equipment are stated at cost. Expenditures for maintenance and repairs are expensed currently, while renewals and betterments that materially extend the life of an asset are capitalized. The cost of assets sold, retired, or otherwise disposed of, and the related allowance for depreciation are eliminated from the accounts, and any resulting gain or loss is recognized.

Depreciation for the Company is provided using the straight-line method. The predecessor used the double-declining method over the estimated useful lives of the assets which are as follows:

         Furniture and equipment                             5-7 years
         Computer equipment                                  5   years
         Software                                            5   years
         Leasehold improvements                              5   years
         Web site development costs                          3   years

INTERNAL USE SOFTWARE:
----------------------
The Company accounts for the costs of software and development cost in accordance with Statement of Position 98-1, "ACCOUNTING FOR COMPUTER SOFTWARE DEVELOPED FOR OR OBTAINED FOR INTERNAL USE". The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use.

RESEARCH AND DEVELOPMENT:
-------------------------
The Company expenses the cost of research and development for new products and components as the costs are incurred.

ORGANIZATION COSTS:
-------------------
In accordance with SOP 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all organizational costs as incurred.

LOSS PER SHARE:
---------------
The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the Company to report both basic earnings per share,which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Since the Company incurred losses for all periods presented, the inclusion of options and warrants in the calculation of weighted average common shares is anti-dilutive; and, therefore, there is no difference between basic and diluted earnings per share.

CASH IN EXCESS OF FEDERALLY INSURED LIMITS:
-------------------------------------------
As of June 30, 2000 the Company had deposits with a financial institution in the amounts of $35,918 in excess of federally insured limits.

INTANGIBLE ASSETS:
------------------
Intangible assets for the Company, consist of domain name registrations and goodwill. Domain name registrations are amortized on a straight-line basis over two years. Goodwill is amortized on a straight-line basis over five years. Amortization expense for the six and three months ended June 30, 2000 totaled $2,731 and $2,579 respectively.

USE OF ESTIMATES:
-----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION:
--------------------
The Company has earned no revenue to date.

NON-EMPLOYEE EQUITY COMPENSATION:
---------------------------------
The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

FAIR VALUE OF FINANCIAL INSTRUMENTS:
------------------------------------
The book values of cash and cash equivalents, trade accounts receivable, trade accounts payable, investments, and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company's related-party debt is estimated based on current rates offered to the Company for debt with similar terms and maturities. Under this method, the Company's fair value of financial instruments was not materially different from the stated value at June 30, 2000.

IMPAIRMENT OF LONG-LIVED ASSETS:
--------------------------------
The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards "SFAS" No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

ADVERTISING:
------------
Advertising is expensed as incurred. Advertising expense for the six and three months ended June 30, 2000 totaled approximately $147,104 and $74,023, respectively

STOCK BASED COMPENSATION:
-------------------------
The Company accounts for its stock-based compensation plan under Accounting Principles Board ("APB") Opinion No. 25,"Accounting for Stock Issued to Employees." The Company has adopted the disclosure option of SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 requires that companies which do not choose to account for stock-based compensation as prescribed by the statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted.

RECENTLY ENACTED ACCOUNTING STANDARDS:
--------------------------------------
Statement of Financial Accounting Standards (SFAS) No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raise or Hold Contributions for Others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date and Amendment of SFAS No. 133", were recently issued. SFAS No. 135, 136, and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

COMPREHENSIVE LOSS:
-------------------
Comprehensive loss from for the six and three months ended 30, 2000 and from inception on December 10, 1999 through June 30, 2000 is the same as net loss presented in the accompanying statement of operations for the periods then ended.

NOTE B - MERGER AND PLAN OF REORGANIZATION

On December 28, 1999 the Parent, (formerly Digital Launch, Inc.), entered into a definitive merger and plan of reorganization agreement with GLOBALETUTOR.COM, Inc., a privately held Nevada Corporation ("Global.Com"). The merger qualifies as a tax-free transaction under Section 386(a)(1)(B) of the Internal Revenue Code of 1986, as amended. The agreement requires the shareholders of the Parent to issue 9,640,000 shares of the parent company in exchange for all of the outstanding stock of Global.Com in a transaction accounted for as a recapitalization of the Parent Company, wherein Global.Com will become a wholly owned subsidiary of the Parent. The parent sold to outside investors in a private placement transaction, an additional 3,000,000 shares of stock at $.25 per share , and 500,000 shares of stock at $.20 per share, totaling $850,000.

On January 21, 2000 the Company completed the merger with GlobalETutor.com, Inc. through the issuance of 9,640,000 common shares of the Company for GlobalETutor.com, Inc. common stock. The Company sold to outside investors in a private placement transaction an additional 5,000,000 common shares of the Company at $.25 per share, and issued 416,000 options to purchase common stock.

On May 25, 2000, the Company merger with Kilimanjaro Group.com, Inc. ("Kilimanjaro"), a Nevada corporation became effective. The agreement provided that Kilimanjaro would merge into GLOBAL E TUTOR, INC. It also provided that GLOBAL E TUTOR, INC. would issue 50,000 common shares pro rata to the three shareholders of Kilimanjaro and pay $75,000 pro rata to these shareholders in exchange for all of the outstanding shares of Kilimanjaro. As a result, Kilimanjaro was merged into GLOBAL E TUTOR, Inc. GLOBAL E TUTOR, Inc. was the surviving entity and assumed Kilimanjaro's reporting obligations as its successor pursuant to Section 12(g)(3) of the Securities Exchange Act. Prior to the merger, GLOBAL E TUTOR, Inc. had an aggregate of 27,467,747 shares of common stock issued and outstanding. As a result of the merger, the Company had a total of 27,517,747 shares outstanding. The officers, directors, bylaws, and the certificate of incorporation of GLOBAL E TUTOR, Inc. remain unchanged as a result of the merger, and the control of the successor entity rests with GLOBAL E TUTOR, Inc.

NOTE C - RELATED PARTY TRANSACTIONS

EMPLOYEE ADVANCES:
------------------
The Company has made employee advances totaling $169,999 during the first and second quarter 2000. The majority of the advance, $168,099 is due on demand from the Vice-Chairman of the Board of the Company.

DUE TO RELATED PARTIES:
-----------------------
As of June 30, 2000, due to related parties consists of an unsecured, interest bearing, due on demand note payable to an affiliate in the amount of $339,129. Interest on the note to the affiliate is 10% per annum. Accrued interest on the affiliate note totaled $10,595 as of June 30, 2000 and is included in accrued expenses.


NOTE D - STOCKHOLDERS' EQUITY

Common Stock - The Company is authorized to issue 50,000,000 shares of $.001 par value common stock. As of June 30, 2000, 27,567,267 shares were issued and outstanding. During the six months ended June 30, 2000 the Company issued 49,520 shares of common stock for professional services rendered valued at $132,610.

Preferred Stock - The Company is authorized to issue 500,000 shares of $.001 par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance. No shares are issued or outstanding as of June 30, 2000.

Warrants - At June 30, 2000, the Company had 216,208 warrants to purchase common stock outstanding at prices from $.25 to $1.00 per share, and expiring from 2002 to 2005. The warrants were issued prior to the recapitalization in connection with the Parent obtaining short-term notes payable and equity investments and for professional services rendered.

Options - See Note F

NOTE E - INCOME TAXES

The components of income taxes are as follows:

CURRENT TAXES:
   Federal income taxes                                 $        -
   State income taxes                                            -
                                                         ---------------

DEFERRED TAXES:
   Federal income taxes                                          -
   State income taxes                                            -
                                                         ---------------


                                                         ---------------
                                                        $        -
                                                         ---------------

OPERATING LOSS CARRY FORWARDS - The company had available for carry forward net operating losses totaling $2,117,715 at June 30, 2000. The carryforward is available to offset federal and state income taxes and will expire in 2019.

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and tax liabilities at June 30, 2000 are presented below:

NON-CURRENT:

Deferred tax asset
         Net operating loss carryforward          $ 720,023
         Accumulated Depreciation                     8,107
         Accumulated Amortization                       737
         Deferred Tax Amortization                   63,624
         Research and Development Tax Credits        35,838
                                                  ---------
         Deferred tax asset                         828,329

         Less valuation allowance                  (828,329)
                                                  ---------

            Net non-current deferred tax asset    $     -0-
                                                 ----------

NOTE F - STOCK OPTION PLANS

In December 1999, the Parent adopted the 1999 Stock Option Plan (the "1999 Plan"), and on January 21, 2000 the shareholders approved an employee stock option plan, pursuant to which the Company is authorized to grant options to key employees, officers, directors, and consultants. Awards under the plan will consist of both non-qualified options and options intended to qualify as "Incentive Stock Options" under Section 422 of the Internal Revenue code of 1986, as amended. In addition, the Company had previously adopted the 1996 Omnibus Plan (the "1996 Plan"). The 1999 Plan and 1996 Plan provide for grants of options to purchase up to 5,000,000 and 900,000 shares of Common Stock, respectively, at a purchase price equal to the fair market value on the date of grant. Generally, options from both plans vest over three years from the date of grant. Compensation expense for options granted to non-employees, included in general and administrative, aggregated $0 and $0 during the periods ended June 30, 2000 and December 31, 1999, respectively. A summary of the status of the options granted under the Company's stock option plan and other agreements at June 30, 2000 and changes during the period then ended are presented below:


                                         June 30, 2000
                                  ---------------------------
                                             Weighted Average
                                   Shares     Exercise Price
                                  ---------  ----------------
Outstanding at
 Beginning of period              4,407,674       $ .25
Granted                              36,782         .68
Exercised                                --          --
Forfeited                           266,667         .25
Expired                                  --          --
                                  ---------        ----


Outstanding at end
 Of period                        4,177,789       $ .25
                                  ---------       -----
Weighted average fair
Value of options granted
 During the six months ended
 June 30, 2000                       36,782       $1.41
                                  ---------       -----

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended June 30, 2000: risk free interest rate of 5%, expected dividend yield of zero, expected life of 3.0 years, and expected volatility of 141%.

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at June 30, 2000 is presented below:
Options

Options Outstanding                                  Options Exercisable
-----------------------------------------------  ---------------------------------

                         Weighted             Weighted                  Weighted
Range of                 Average              Average                   Average
Exercise      Number     Remaining            Exercise      Number      Exercise
Prices      Outstanding  Contractual Life      Price      Exercisable   Price

$.25-$.275   4,113,507      2.6 years         $0.25        1,648,502     $0.25
$0.50           23,687      2.9 years         $0.50            7,896     $0.50
$0.75           27,500      3.0 years         $0.75           27,500     $0.75
$1.00           13,095      3.0 years         $1.00            4,365     $1.00
           -----------                                     ---------
             4,177,789                                     1,688,263


Note G - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

                                                         For the Six        For the Three       From Inception
                                                         Months Ended       Months Ended        on December 10
                                                         June 30,           June 30,            1999 through
                                                         2000               2000                June 30, 2000
                                                         ------------       -------------       -------------
Loss from operations
Available to common
Shareholders
(numerator)                                               1,688,243            939,097            1,871,906
                                                         ----------         ----------          -----------
Weighted average
Number of common shares
Outstanding used in
Loss per share for the
period (denominator)                                     26,900,714         27,487,747           26,442,131
                                                         ==========         ==========          ===========

The Company had outstanding at June 30, 2000, options to purchase 4,177,789 common shares at prices ranging from $.001 to $3.50 and warrants to purchase 216,208 common shares that were not included in the computation of loss per share because their effect is anti-dilutive.

Note H - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regards management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. These financial statements do not include any adjustments that might result from the outcome on these uncertainties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

The following discussion and analysis should be read in conjunction with the balance sheets as of June 30, 2000 and December 31, 1999 and the statements of operations for the six months and the three months ended June 30, 2000 and for the period from inception through June 30, 2000 included with this Form 10-QSB.


Forward Looking Statements

This report contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of operations involving the on-line tutoring industry, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Although we believe that any forward-looking statements we make in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, include the following:

-  We may not be able to raise money to continue operating.
- Our personal sanctuary databases may not be as secure or meeting the minimum requirements of COPA, which could subject our information to Internet hackers.
- Subscription to our ISP may not accelerate as quickly as we have predicted. The plethora of existing ISP's with similar value propositions could slow growth if the differentiated features are not communicated clearly to the target market
- Our personal sanctuary databases may not be as secure or meeting the minimum requirements of COPA, which could subject our information to Internet hackers.
-  The value of click-through rates may decline faster than projected.
-  Our system may receive more volume than it can handle.
- Potential competitors may impart an interest in our market prior to our being fully operational.
-  We may experience delays in web site or database design.
- Our youth foundation may be unable to secure funding for its ongoing operations.
In light of the significant uncertainties inherent in the forward looking statement made in this report, particularly in view of our early stage of operations, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Mission Statement
-----------------

Our mission is to provide web-based access to educational services and tutorials that will personalize and focus the one-on-one virtual learning experience, create a personal database sanctuary for students within tutorials, and support parental and teacher involvement in the process. It is our goal to extend the reach of education to children outside the traditional education community and provide a multi-lingual, multi-cultural learning environment to children K-12 globally.

History and Organization
-------------------------

Our Company was incorporated under the laws of the State of Delaware on May 9, 1995, under the name Essex Enterprises, Inc. On December 12, 1996, the Company changed its name to Veronique, Inc. and on April 13, 1999, it changed its name to Digital Launch, Inc. Finally, on February 3, 2000, the name was changed to Global e Tutor, Inc.

We were originally organized to engage in the television marketing of hair products, but abandoned this business in approximately 1996. In December 1996 we acquired Veronique, Inc. as a wholly owned subsidiary and control of our Company was transferred to the shareholders of Veronique. Also, in connection with such transaction, we forward split the outstanding stock at the rate of two shares for each one share outstanding. Prior to this forward split we had outstanding 800,000 common shares; following the forward split we had approximately 1,600,000 shares outstanding. We issued 3,012,500 shares to the shareholders of Veronique. Veronique was incorporated on

September 28, 1995, and was engaged in the business of developing, packaging, marketing and distributing skincare and beauty products. After its acquisition, it was renamed VI Sub, Inc. On September 29, 1997, we merged VI Sub, Inc., a wholly owned subsidiary, into our parent corporation because there was no benefit to maintaining both a holding company and the operating subsidiary.

In 1999 we determined it was no longer feasible to finance our skincare business under the prevailing corporate structure. We reached an agreement in principle to transfer the assets of the skincare business, subject to the assumption of the related liabilities, and started the search for a new business venture. In contemplation of a proposed transaction with GLOBALETUTOR.COM, INC., in December 1999 we transferred all of our assets to Veronique Europe Ltd, our wholly owned subsidiary which was not conducting any business operations, in exchange for the assumption of all of our outstanding liabilities. The subsidiary has agreed to indemnify us from these liabilities. Subsequent to this transaction we transferred all of the outstanding stock of Veronique Europe Ltd., which has been renamed to Veronique, Inc., to Alford S.A. for nominal consideration. Alford S.A. is an entity whose beneficiaries are relatives of Terrence O. McGrath, our former chairman and CEO.

In December 1999 we entered into an agreement with GLOBALETUTOR.COM, INC., a Nevada corporation, to exchange all of the issued and outstanding shares of this entity for 9,640,000 shares of our common stock. The reorganization agreement was closed by the parties on January 21, 2000. GLOBALETUTOR.COM, INC. was incorporated in the State of Nevada on December 10, 1999, to provide educational services over the Internet. The Company has not yet commenced its principal operations.

In connection with the reorganization transaction we assumed all of the outstanding options of GLOBALETUTOR.COM, INC. to acquire 3,964,174 shares of our common stock at prices ranging from $0.25 to $0.275 per share. We also granted to Thomas E. McMurrain, an officer, director and principal shareholder, options to purchase 6,584,000 shares. These options were subsequently canceled. At this time we also granted 416,000 options to Robert V. Willison, an executive officer, outside of our stock option plan. We also issued warrants to Finn Partners, an entity controlled by Thomas E. McMurrain, to purchase 3,000,000 shares. These warrants were subsequently canceled. We also converted an outstanding promissory note payable to Lancer Offshore, Inc., an entity for which Michael Lauer, one of our principal shareholders, acts as investment manager, in the principal amount of $750,000 into 3,000,000 shares of common stock. These funds had been loaned to us in December 1999 by Lancer Offshore, Inc. and were in turn loaned to GLOBALETUTOR.COM, INC. pending closing. We also privately placed 500,000 shares at $0.20 per share and 5,000,000 shares at $0.25 per share.

An Agreement and Plan of Merger with Kilimanjaro Group.com, Inc. ("Kilimanjaro"), a Nevada corporation became effective on May 25, 2000. The agreement provided that Kilimanjaro would merge into GLOBAL E TUTOR, INC. It also provided that GLOBAL E TUTOR, INC. would issue 50,000 common shares pro rata to the three shareholders of Kilimanjaro and pay $75,000 pro rata to these shareholders in exchange for all of the outstanding shares of Kilimanjaro. As a result, Kilimanjaro was merged into GLOBAL E TUTOR, Inc. GLOBAL E TUTOR, Inc. was the surviving entity and assumed Kilimanjaro's reporting obligations as its successor pursuant to Section 12(g)(3) of the Securities Exchange Act. Prior to the merger, GLOBAL E TUTOR, Inc. had an aggregate of 27,467,747 shares of common stock issued and outstanding. As a result of the merger, the Company had a total of 27,517,747 shares outstanding. The officers, directors, bylaws, and the certificate of incorporation of GLOBAL E TUTOR, Inc. remain unchanged as a result of the merger, and the control of the successor entity rests with GLOBAL E TUTOR, Inc.

We presently have one wholly owned subsidiary, GLOBALETUTOR.COM, INC., through which we propose to conduct our principal business.

Proposed Business
-----------------

Our Company is in the development stage and our efforts have been focused primarily on the start-up of our proposed business. We are in the process of creating an Internet destination for global education through Internet-based, interactive, video-on-demand tutoring services for kindergarten through 12th grade students with the goal of making learning fun, convenient, and affordable. Currently we do not have an on-line product, but we are working on its development. Our web site, upon its completion, is expected to have five distinct areas for children: a virtual community for children; our top ten tutorials; a global educational broadcast network; a global entertainment network; and a nonprofit foundation. We have engaged the firm of Comstar.net, Inc. to provide us with our Internet access for our web site.

- The children's community. We are in the process of creating the content for the community, although it is in the initial development stage. Its purpose will be to give children a positive, filtered site, free from pornography and profanity, that parents will feel comfortable allowing their children to use. At present, we intend to offer live, monitored chats for children, Saturday night chats with celebrities, an educational game, short video clips that provide positive reinforcement like "stay off drugs", "don't smoke", etc.

- Top ten tutorials. The purpose of this site will be to identify and define the most common difficulties that students have by grade level and by subject. We have contracted with individuals who have twenty years' experience teaching elementary, middle and/or high school to design the site. At present, there are no tutorials for this site on-line, but we have created, or are in the process of creating, 40 tutorials. Each tutorial will be approximately 10 minutes in length.

- The global educational broadcast network. Aside from the "top ten" tutorials, we do not intend to create educational content. We recognize that content already exists on the world wide web and students are using it to supplement their educational process. The purpose of the broadcast network will be to create a sortal for existing educational content. By "sortal" we mean a virtual catalog system for existing content. We want to make it simple for children to find quality educational content, as well as easy for them to use the web sites they find. We will do this by providing each content provider that joins our network with the same tool set, and, much like the television networks create a standardized "look" and "feel" for their affiliates, we will be doing the same with the content providers that join our network. We call this uniform look and feel strategy "wrapping." This gives each of our partners the same technology and functionality. This means that the function buttons for each site will be in the same places so it will be very easy for children to navigate. The vocabulary we use will be easy for a kindergarten through 12th grade student to understand. The computer commands for all of the content providers who join our network will be standardized. At present, we have two sites wrapped and we are currently in discussions with several other content providers, determining their interest in becoming part of our network. It is our long-term intention to wrap from 800 to 1,000 existing web sites. By creating a common forum for existing content providers, we will be combining their existing audiences. We feel that the sum of the combined audiences will be of value to corporations that may be interested in marketing to these audiences. All affiliates' information will be filtered, screened and held accountable to standard criteria which we are developing in conjunction with the United Nations, National Education Association, and state education boards. Dr. Noel Brown, a 40-year employee of the United Nations who created Agenda 21, the global blueprint for environmental sustainment, has agreed to chair our international advisory board. Dr. Brown will be working to create strategic relationships with areas of the United Nations that help us with distribution of our services. The relationships have yet to be established and their natures are still unknown. We are working with MRESA, formally known as the Metropolitan Regional Education Strategic Alliance. This relationship will allow us to place our tutorials in the public schools with which they are affiliated. Terms of the agreement are still being discussed. At present, we are in the research and development stage of creating standard criteria. Our nonprofit foundation has employed a director of strategic development to create these relationships with funding and education partners. These relationships have yet to be established and therefore, their nature has not been determined. The terms of each affiliation with content providers will be different, depending upon the amount of material provided by the affiliate, whether they already have an audience which they will bring to our web site, and the amount of web site upgrades we will provide to them. Another consideration will be the percentages, both volume and dollar amount, of their e-commerce revenue generated through the site, which has yet to be determined. The terms of any such partnerships will be mutually determined by us and the partnering company.

- The global entertainment network. This location on our web site is still in the design phase. Its focus will be to provide entertaining educational materials and games for children. We intend to create a Hollywood-type environment that attracts and retains a child's attention.

- Our nonprofit foundation. The foundation is an independent and separate corporation from our Company. The separate corporation was filed with the Secretary of State of Georgia under the name Global Youth Foundation, Inc on May 15, 2000. The 501-(c)3 determination status is scheduled to be filed with the Internal Revenue Service by the end of 2000. The mission of the foundation will be to introduce and foster a global education community through tutoring, mentoring and environmental awareness activities for youth ages 5 through 18 from all social, racial, ethnic, and economic backgrounds. The foundation and its officers will operate as a separate corporate organization with a separate board of directors and the assets of the foundation will be acquired, held, and managed independently of our Company. No officer or board member of the foundation will benefit monetarily from any foundation program or fund raising activities.


As stated above, none of these services are currently being offered on-line by us, but we are in the process of developing each of these areas. We do anticipate that all of them will be offered at the time of our expected launch in September/October 2000. We intend to provide our services to children worldwide by offering them in several different languages. We are currently in discussions with several companies that specialize in language translation, but at present we have not determined which one we will use.

It is our intention to work with corporate sponsors that will provide financial support to the programs we offer children. In return, we will provide them with marketing opportunities on the web site. At present, we do not have any corporate sponsors.

Rather than focusing on developing educational content, we intend to concentrate on marketing and distribution. This means that we are interested in creating and growing an audience for ourselves and for our five major areas of focus described above. As a marketing company we will use traditional and non-traditional marketing, advertising and public relations strategies to attract students worldwide to our web site. By increasing the audience for our foundation, we anticipate increasing the marketing value for our associates, both corporate sponsors and educational content providers.

We have entered into an agreement with OneWeb Systems, Inc., an Atlanta, Georgia, based software design company, to create original designs, artwork, and engineering specifications for our web site using systems created by OneWeb. The agreement also grants to us a perpetual, non-exclusive, non-transferable license to use these products. Any modifications to these products for our application will be owned by OneWeb, subject to our license rights. All of the work performed by OneWeb, including the license fee, will be on a flat-fee basis. OneWeb will not be entitled to any royalty payments for the license. We are currently re-evaluating this relationship.

Market Overview
---------------

The world wide web is the fastest growing technology in history, achieving 25% penetration in less than seven years. Over 700,000 students are now taking some form of distributed learning courses, including online classes. Since 1994, education and training companies have raised more than $3.4 billion in equity capital through more than 38 initial public offerings and 30 follow-up offerings. The power of technology provides greater access of tutorial services at a lower cost, largely enabled by growing access to personal computers and the Internet, as well as expanding bandwidth. In the United States alone, there are 55 million children in kindergarten through 12th grade schools, 14 million students in post-secondary institutions and 136 million working adults. Globally, over 20 percent of the world's six billion people are currently enrolled in a kindergarten through 12th grade or post-secondary education system. As the result of technological innovations like the Internet, video-conferencing and satellite systems, a new economy has emerged driven by knowledge and information. Management believes that creating an education-focused gateway to the Internet is a huge opportunity. (Statistical information provided by the Wit Capital, "E Knowledge Industry Report," August 11, 1999 and the Merrill Lynch "Book of Knowledge," April 9, 1999.)

Research and Development
------------------------

We have spent approximately $517,500, which was raised in our private funding in December 1999, on the research and development of our proprietary technology from the date of the inception of our current business on December 10, 1999 through June 30, 2000. The money has been spent on our web based educational content distribution. This technology allows us to take traditional education materials and re-engineer them for the web. The revenues we may achieve will be primarily from strategic alliances and subscriber fees. Investment monies generated, while paying directly for research and technology costs accrued to date, will fund our operations, which include funding on-going technological development. We do not expect our customers to bear the cost of our research and development.

Competition
-----------

The market for children's educational products and services is highly competitive. Competition is generally based on the quality and range of educational materials made available, price, promotion, and customer service. However, we believe that we are the first Internet based tutorial service company that will consolidate educational content provider web-sites in a standardized format. Other web sites that offer educational content and are candidates to join our network, include:

- Distributed learning content companies such as Kaplan and Sylvan Learning Systems;
- Distance enabling companies such as Caliber Learning Center Network and eCollege.com; and
- Online communities such as Classroom connect, FamilyEducation Company, and The Lightspan Partnership.

The Company has chosen to focus on the development of distribution channels that would utilize other providers' content. It is our opinion that potential competitors are developing content and are now searching for distribution channels. We believe that our global focus to aggregate demand and current service options gives us a decided advantage over the industry's current fragmented approach. We have also identified that most children currently use their parent's Internet service. Our mission to provide a community for them provides a distinguishing feature to our business plan. Additionally, we intend to be a global marketing company affiliating with existing content providers and localizing their educational material into seven languages for our students. This localization makes us unique in understanding cultures, languages, and lifestyles as they relate to global users. Additionally, we have found that many providers in the market currently do not have their content repurposed for the Internet, that is, that the information has not been put into a format such that the content would be available on the Internet. We are in negotiations with technology companies that can provide the ability to do this. We would act as the marketing arm for the technology company, acquiring the content accounts. We would repurpose the content for the providers while retaining the use of the content for ourselves and the technology organization. As a result, we believe our model has the opportunity to become the most complete, well-rounded educational service in the industry.

We also believe that our strategic corporate alliances will play a role in differentiating us from the competition. We intend to use their support, both financial and intellectual, to create joint marketing ventures and to supplement the cost to consumers and maintain a technological advantage. Additionally, we are creating a software delivery system that sorts and organizes content providers whose service is then wrapped with our branding. Our technology team is currently working to create the system we will use.

Marketing
---------

Management believes that a strong marketing effort is crucial to our success. Our mission is to attract students to our web site to use our services and retain their loyalty throughout their education process. Our marketing plan focuses on distribution of educational content and the entertainment aspect our on-line community, and concentrates on succeeding in the following categories:

-  traffic - the number of users;
- branding - global recognition of products and services for us and our partners;
-  stickiness - how long a user stays at the destination once there; and
-  bonding - loyalty of the user over the long term.

During the first years following the launch of our services, our marketing efforts will be dedicated to the four following areas:

- Traditional print and broadcast - We intend to implement an advertising campaign to create brand awareness through traditional advertising mediums such as print, radio, television and billboards.
- Co-branding sponsorship model - As an inherent part of the relationship with our strategic partners, such as international companies that market to the kindergarten through 12th grade demographic, we anticipate cooperative marketing, branding, advertising and public relations efforts.

- Grass roots - We intend to engage in web-site and community-based awareness programs designed to interact with students, parents, and educators directly to achieve our goals, as well as those of our affiliates and corporate sponsors. Some ideas for student interaction, live and on-line, include live Saturday night celebrity chats, a traveling road show, complete with a specially equipped touring bus, a network-televised game show, sponsored concerts, music videos, and brand merchandising.
- Public Relations - As a part of an intensive public relations campaign, both traditional and non-traditional methods will be utilized. We intend to select a celebrity spokesperson during 2000. We anticipate that Dr. Nobel will tour the country in a specially designed bus and will speak at schools.

Government Regulation
---------------------

Among the regulatory measures directly applicable to our business model are those concerning the collection, use, and dissemination of personal information. As a routine part of our operations it will be necessary for us to collect individually-identifying information about consumers of our services and to use that information both in the delivery of services and for certain marketing and other purposes. We intend to implement appropriate privacy policies informing our users about the information we collect and how we use it; how and to what extent we may disclose it to third parties; what choices our users have in these matters, and how we protect this information from unauthorized use and disclosure.

Specific laws will apply to our information practices with respect to certain consumers those twelve years of age and younger and those located in the countries composing the European Union. The Child Online Privacy Protection Act of 1998, 15 U.S.C. Sections 6501-6506, also known as COPPA, applies to the online collection of personal information from persons twelve and under. In general, COPPA requires obtaining verifiable parental consent to the collection, maintenance and disclosure of information about children; gives parents the right at any time to stop further use or collection of information from their children, and also gives parents the right to access stored information about their children. The law also imposes specific requirements for the content and placement of a web site's privacy policy, and requires web sites to use reasonable procedures to protect the confidentiality, security, and integrity of personal information collected from children.

     "The European Union Privacy Directive (Counsel Directive 95/46, 1995 O.J.(L281) 31) similarly imposes restrictions on the collection, use and disclosure of information about residents of EU member states. In addition to operating within the borders of those nations, the EU Privacy Directive prohibits the export of personal data concerning Europeans to countries considered not to have "adequate" privacy protection. At this time the United States has not been recognized as providing adequate protection, but enforcement of the embargo on exportation of data to the U.S. has been postponed pending completion of negotiations between the United States and the European Union concerning "Safe Harbor" principles that would enable U.S. persons to collect this information if they agree to comply with the Safe Harbor principles. We anticipate that in connection with our business in Europe, we will ultimately be required to comply with the substance of the EU Privacy Directive, either by virtue of acceding to the Safe Harbor principles or by virtue of direct application of the EU Privacy Directive and implementing national legislation to our operations in Europe.

We do not anticipate that compliance with the EU Privacy Directive or with COPPA will have a material adverse effect upon our operations; however, it should be noted that there is a great deal of ongoing legislative, regulatory, and lobbying activity in the area of privacy and information practices, with new measures being introduced frequently, and there can be no assurance that our business will not be materially adversely impact by future regulations in this field.

Intellectual Property Rights
----------------------------

To protect the rights to our intellectual property, we will rely on a combination of trademark and copyright law, patent, trade secret protection, confidentiality agreements, and other contractual arrangements with our employees, affiliates, clients, strategic partners, and others. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights.

We intend to register certain of our trademarks in the United States. Our corporate counsel is currently performing the trademark search for 10 brands associated with Globaletutor. Effective trademark, copyright, patent, and trade secret protection may not be available in every country in which we offer, or intend to offer, our services. In addition, although we are taking steps to protect us from infringing on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated a patent or infringed a copyright, trademark, or other proprietary right belonging to them. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations, and financial condition.

We currently incorporate certain licensed third-party technology developed by OneWeb Services, Inc. in some of our services. In the license agreements with OneWeb, they have generally agreed to defend, indemnify, and hold us harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. We are also negotiating with and intend to use other third-party technology providers in connection with our services, the licenses for which should also contain provisions to defend us against potential infringement. We cannot assure that these provisions will be adequate to protect us from infringement claims. The loss or inability to obtain or maintain any of these technology licenses could result in delays in introduction of new services.

Employees
---------

At August 9, 2000, we employed 14 persons on a full-time basis, including our executive officers. Approximately 60% of the compensation of two of our employees, Lara Stegman and Shawn Cartmill, is paid by Emergency One Cash Card, Inc., a company controlled by Thomas E. McMurrain. Ms. Stegman devotes essentially all of her time to our Company and Mr. Cartmill devotes approximately 60% of his time to our Company. We hire independent contractors on an as-needed basis only. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory. In the long term, we will attempt to hire additional employees as needed based upon our growth rate and availability of funds.

Description of Property
-----------------------

On July 1, 2000 we moved our offices to 3565 Piedmont Road, Suites 715 and 707, Atlanta, GA 30305. The total square footage for both suites is 5,165. Our mailing address is still 3340 Peachtree Road, Suite 1800, Atlanta, GA 30326. The space is sublet until November 2000. We intend to continue the lease after that time. The monthly lease payments total $6,025.83.

Plan of Operation
-----------------

In September- October 2000, our launch is planned with the opening of our website including "edutainment" offerings and a catalog offering education related products. Also at this time, we will begin a roll out of interactive tutoring modules that include collaborative learning and tutoring sessions for grades 4-8. During the initial launch phase (developing throughout the final quarter of 2000), the Company will incorporate virtual ISP elements into the site, some examples of which are email, chatrooms, and a calendar. Initial revenues will be generated through subscription sales of online course curriculums, corporate sponsorships, and government funding.

Revenues

We anticipate that our revenues will come from several sources:
-  Corporate site sponsorships;
-  Advertising revenue;
-  ISP subscription fees;
-  Tutorial sales; and
-  Exchange membership fees and transactions fees.

Expenses

We expect marketing, product development and our information technology infrastructure will make up the largest portion of our operational expenses.

Capital Requirements
--------------------

We have been out of cash for approximately two months and are being funded by a related party entity. We do not have cash to continue operations. We are currently negotiating the terms of an equity financing which will satisfy a substantial portion of our cash requirements through the end of 2000. We are seeking a bridge loan of one million dollars from a current investor. We intend to seek equity financing of from $3,000,000 to $5,000,000 to meet our cash requirements for the remainder of the year and to accomplish the objectives of our business plan described below.

Specifically, we plan to create a sponsorship revenue model, acquire strategic partners, extend our reach, brand and growth strategy, create avenues for our affiliates to extend their reach, establish the foundation, and provide a unique means of distribution of assets for our virtual philanthropists. To achieve these goals, we require capital investment for the following purposes:

- developing and executing a brand-building awareness campaign, with sufficient budget to fund the campaign;
- developing the web site and then continually adding new features and enhancements to the site;
- expanding corporate office facilities, including appropriate staffing and equipment to support our business plans;
-  augmenting our staff to support and sustain rapid growth;
-  acquiring strategic partnerships; and
- increasing unique visitors to our site by marketing and advertising and other creative promotions for our web site.

During the next six months we intend to perform product research and development in the following areas:

-  a filtered virtual ISP and premium services;
-  personalized tutorials and assessment;
-  content and technology development;
-  affiliated products and services; and
-  licensing and promotions.

If we are able to raise capital we expect that the number of employees will increase from the current fourteen to approximately thirty persons over the next twelve months.

Directors, Executive Officers, Promoters and Control Persons
------------------------------------------------------------

The following table sets forth as of August 9, 2000, the name, age, and position of each of our executive officers and directors:

Name                         Age        Position(s)
-----------------------------------------------------------
Thomas E. McMurrai           32         Founder, Vice Chairman

Claes Nobel                  70         Senior Chairman, Senior

Jerry Barton                 62         CEO, President, Director

Leslie Ennis                 44         Vice-President

Shawn Cartmill               36         Treasurer

Robert Willisn               46         Director of Corporate Finance, Chief
                                        Financial Officer

Lara Stegman                 28         Secretary, Director of Operations

James Lewis                  45         Board Member


Directors are elected for a term of one year or until their successors are elected and qualified. Annual meetings of the stockholders, for the selection of directors to succeed those whose terms expire, are to be held at such time each year as designated by the Board of Directors. The Board of Directors has not selected a date for the next annual meeting of shareholders. Officers are chosen by the Board of Directors. Each officer holds his office for one year or until his successor is chosen and qualified. Set forth below is certain biographical information regarding our executive officers and directors:

THOMAS E. MCMURRAIN is currently the Founder and Vice-Chairman of GLOBAL E TUTOR, INC. He was the president, CEO, and co-chairman of GLOBALETUTOR.COM, INC. from December 1999 to July 7, 2000. Since February 1999 he has been the president, chief executive officer, and sole owner of Emergency One Holding Corporation, Inc., a commercial holding company providing funding to private subsidiaries. Since September 1997 Mr. McMurrain has been the president, chief executive officer, and sole owner of Emergency One Cash Card, Inc., a financial lending company. From March 1993 until July 1997 he worked as an independent contractor to World Marketing Alliance, a broker of insurance and securities. Mr. McMurrain's Company, Emergency Cash Card One, Inc., is currently funding the day-to-day operations of GLOBAL E TUTOR, INC.

CLAES NOBEL has been the co-chairman of GLOBALETUTOR.COM, INC. since January 2000. Since 1973 he has been the chairman of United Earth NGO, a not-for-profit corporation engaged in educating people about environmental issues.

JERRY BARTON is the new CEO and President of GLOBAL E TUTOR, INC. He was voted in on July 7, 2000. Mr. Barton was self-employed from May 1995, prior to becoming President of GET in July 2000. He became a board member of GLOBAL E TUTOR on June 2, 2000. From January 1994 to May 1995, Barton served as President of Parts Central, Inc., an automotive parts and retail distribution company in Macon, Georgia. Barton is a member of the Board of Directors of Parts Central, Macon, Georgia.

LESLIE ENNIS has been a vice-president of GLOBALETUTOR.COM, INC. since January 2000. From June 1999 until February 2000 she was the executive director of Brain Injury Family Assistance Center a not-for-profit corporation providing social services to families that have a member with a brain injury. From October 1998 until June 1999 she was employed as an assistant to the president of the Caring Institute, a not-for-profit corporation engaged in recognition of humanitarian excellence. From 1996 until 1998 she was employed by Wings Service as a site manager of Peachtree DeKalb Airport location. In 1994 Ms. Ennis filed personal bankruptcy.

SHAWN CARTMILL has been the treasurer and director of accounting for GLOBALETUTOR.COM, INC. since January 2000. Since December 1998 he has been the chief information officer for Emergency One Cash Card, Inc. From August 1997 until December 1998 he worked for a food retailer. From October 1996 until July 1997 Mr. Cartmill was employed as a regional director of sales for Digital Music Express, Inc., a provider of background music to retail establishments. He received bachelor of science degrees in finance management in December 1986, and in marketing in May 1989, from Clemson University. He also received a masters degree in business administration in May 1996 from The Citadel, Charleston, South Carolina.

ROBERT V. WILLISON has been the director of corporate finance for GLOBALETUTOR.COM, INC. and our Company since January 2000 and he has been chief financial officer of our Company since April 2000. Since February 1998 he has been the president and chief executive officer of Bristol Capital, a sole proprietorship investment banking company. From January 1995 until January 1998 he was president and chief operating officer of Teledata World Services, Inc., a telecommunications company.

LARA STEGMAN has been the director of operations, assistant to the president, and corporate secretary for GLOBALETUTOR.COM, INC. since January 2000. Since November 1998 she has been the chief operating officer for Emergency One Cash Card, Inc. From July until October 1998 she was employed as a sales associate for Eclipse Telecommunications, Inc., a company engaged in the commercial sales of telecommunications service products.

From December 1996 through October 1997 Ms. Stegman was employed as a sales associate with Peachtree Nissan and Troncalli Motors Inc. Ms. Stegman received a bachelor of arts degree in elementary education in May 1994 from Duquesne University, Pittsburgh, Pennsylvania.

JAMES W. LEWIS is the founder and Executive Director of Golden Key National Honor Society, a non-profit organization located in Atlanta, Georgia honoring academic achievement in universities worldwide. He has held this position for the past 23 years. He currently serves on the Board of Directors of Friend's Health Connection, a not for profit organization based in New York City, New York, and the non-profit Advisory Board of the Georgia State University Alumni Association based in Atlanta, Georgia. Lewis became a member of the Board of Directors of Global e Tutor on June 2, 2000.

The table below sets forth as of August 9, 2000, the name, age, and position of our significant employee who is not otherwise an executive officer but who makes, or is expected to make, significant contributions to our business. Dr. Morris accepted employment with our parent company effective January 31, 2000.

Name                  Age         Position
----------------------------------------------------------

Dr. Barry Morris      44          Chief Knowledge Officer

Set forth below is certain biographical information regarding this significant employee:

DR. BARRY MORRIS has been the chief knowledge officer for GLOBALETUTOR.COM, INC. since January 2000. Since August 1997 he has been the director of development, the dean of advancement, and a vice-president of Whitefield Academy, Inc., a college preparatory school. From 1991 until 1997 he was an assistant professor at Georgia State University. Dr. Morris received a bachelor of arts degree in political science and Russian in May 1977 from Tulane University, New Orleans, Louisiana. He received a bachelor of arts degree in political economy in December 1989 from Emory University, Atlanta, Georgia. He received his doctorate in international political economy in August 1998 from Emory University.

Executive Compensation
----------------------

Compensation

The following table sets forth the aggregate executive compensation awarded to, earned by, or paid to the named executive officer by any person for all services rendered in all capacities to Global e Tutor, Inc. and its subsidiaries for the six months ended June 30, 2000 and the fiscal years ended December 31, 1999, 1998, and 1997:


Terrence O. McGrath, CEO     1999     $120,000
                             1998     $120,000      1,000,000 options (2)
                             1997     $105,000

Thomas E. McMurrain, CEO     1999     $  3,123       62,174 options
                             2000     $ 30,000
(1) Mr. McGrath resigned as an officer and a director effective January 21, 2000.
(2) These options were canceled in January 2000 in connection with the reorganization with GLOBALETUTOR.COM, INC.

Stock Option and Incentive Plans

1996 INCENTIVE PLAN

On December 12, 1996, we adopted an incentive plan, pursuant to which we are authorized to issue up to 900,000 shares of common stock, either as options to purchase such shares or as restricted stock awards, to certain employees, officers, directors, and consultants. Awards of stock options under the plan consist of both non-qualified options and options intended to qualify as "Incentive Stock Options" under Section 422 of the Internal Revenue Code of 1986, as amended.

Awards of restricted stock will be subject to the terms of forfeiture and other terms, conditions, and restrictions as may be established by the Board or committee granting the award. Awards of restricted stock will be forfeited if the participant ceases to be an employee, director, or consultant during the restricted period set by the Board or committee. However, if the participant's relationship to the Company ceases because of death or disability, he will be entitled to the percentage of the restricted shares equal to the percentage of the restriction period that has lapsed.

In connection with qualified stock options, the exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of our outstanding stock). The aggregate fair market value of shares for which qualified stock options are exercisable for the first time by such employee (or 10% shareholder) during any calendar year may not exceed $100,000. Non-qualified stock options granted under the plan may be granted at a price determined by the Board of Directors, not to be less than the fair market value of the common stock on the date of grant.

The plan is administered by the Board of Directors which will determine the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof and restriction periods, subject to the provisions of the plan. The plan may also be administered by a compensation committee of the Board if one were created.

At June 30, 2000, there were no outstanding options granted under this plan and 29,225 restricted shares had been issued.

1999 STOCK OPTION PLAN

On December 27, 1999, we adopted, and on January 21, 2000, the shareholders approved, an employee stock option plan, pursuant to which we are authorized to grant up to 5,000,000 options to our key employees, officers, directors, and consultants. Awards under the plan will consist of both non-qualified options and options intended to qualify as "Incentive Stock Options" under Section 422 of the Internal Revenue Code of 1986, as amended.

The plan is administered by the Board of Directors which will determine the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan. Following the filing of this report, the plan, as it pertains to insiders, will be administered by a committee composed of at least two non-employee directors.

In connection with qualified stock options, the exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of our outstanding stock). The aggregate fair market value of shares for which qualified stock options are exercisable for the first time by such employee (or 10% shareholder) during any calendar year may not exceed $100,000. Non-qualified stock options granted under the plan may be granted at a price determined by the Board of Directors, not to be less than the fair market value of the common stock on the date of grant.

The plan also contains certain change in control provisions which could cause options and other awards to become immediately exercisable. Payment of the exercise price may be in cash, certified check, our common stock, or cancellation of indebtedness.

2000 STOCK OPTION PLAN

Subsequent to June 30, 2000 we adopted the 2000 Stock Option Plan pursuant to which we are authorized to issue 2,000,000 shares to our key employees, officers, directors, and consultants. Awards under the plan will consist of both non-qualified options and options intended to qualify as "Incentive Stock Options" under Section 422 of the Internal Revenue Code of 1986, as amended.

The plan is administered by the Board of Directors which will determine the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan. Following the filing of this report, the plan, as it pertains to insiders, will be administered by a committee composed of at least two non-employee directors.

In connection with qualified stock options, the exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of our outstanding stock). The aggregate fair market value of shares for which qualified stock options are exercisable for the first time by such employee (or 10% shareholder) during any calendar year may not exceed $100,000. Non-qualified stock options granted under the plan may be granted at a price determined by the Board of Directors, not to be less than the fair market value of the common stock on the date of grant.

The plan also contains certain change in control provisions which could cause options and other awards to become immediately exercisable. Payment of the exercise price may be in cash, certified check, our common stock, or cancellation of indebtedness.

Stock Option Grants
-------------------

As of June 30, 2000, we had a total of 3,697,507 options which remained outstanding under our 1999 stock option plan and 480,282 options which were outstanding outside of our 1999 stock option plan, for a total of 4,177,789 outstanding options. The following table sets forth information concerning individual grants of stock options made through the date of this table to each of the named executive officers and significant employees, each of which option grant was made under our 1999 stock option plan, unless otherwise noted, and vests one-third on January 21, 2000, one-third on January 21, 2001, and one-third on January 21, 2002, unless otherwise noted:


                       Number of Securities    Percent of Total
Name                   Underlying Options      Outstanding Options   Exercise Price   Expiration Date
-----------------------------------------------------------------------------------------------------

Thomas E. McMurrain                  62,174              0.027837          $ 0.275         1/31/03
Claus Nobel                         482,000              0.215804          $ 0.25          1/31/03
Vincent A. Riggio                   133,333              0.059697          $ 0.25          1/31/03
Leslie Ennis                        185,000              0.082829          $ 0.25          1/31/03
Shawn Cartmill                      185,000              0.082829          $ 0.25          1/31/03
Robert Willison                     816,000 (1)          0.365345          $ 0.25          1/31/03
Lara Stegman                        185,000              0.082829          $ 0.25          1/31/03
Dr. Barry Morris                    185,000              0.082829          $ 0.25          1/31/03

(1) Of these options, 416,000 were granted outside of our 1999 stock option plan and vested immediately upon the date they were granted on January 21, 2000.


Compensation of Directors


Effective January 31, 2000, we entered into three-year full-time employment contracts with our executive officers and our significant employee. The following table sets forth the base salary for each of these contracts:

Name                             Annual Base Salary
---------------------------------------------------
Thomas E. McMurrain              $ 60,000
Claes Nobel                      $150,000
Leslie Ennis                     $ 60,000
Shawn Cartmill                   $ 24,000
Robert V. Willison               $ 24,000

Lara Stegman                     $ 24,000
Dr. Barry Morris                 $ 60,000

As additional compensation, each of the employees is entitled to participate in all bonus programs generally available to all executive officers. He or she is also entitled to receive stock options as determined by the Board of Directors under our stock option plans. Each employee is entitled to vacation and sick leave in accordance with the Company's policy. Each of the employment contracts contains similar provisions for reimbursing the employee for business related expenses in accordance with the policies of the Company. Each employee is entitled to benefits as generally may be made available to all other employees of the Company from time to time.

The employment contracts are automatically renewable for additional one-year terms unless terminated by either party ninety days before the end of the relevant term of employment. The agreements may be terminated at any time with or without cause by either party. If terminated without cause, the employee is entitled to two weeks of base salary, provided the employee shall continue to work during such period. In the case of termination for cause or the death of the employee, base salary payments shall terminate immediately. If the employment agreement is terminated for disability of the employee, we shall continue to pay base salary tot he extent the employee has any unpaid sick leave.

The contracts also contain provisions preventing the employees from disclosing any proprietary information. Each of the contracts also includes provisions which restrict the employee from certain actions during and after termination of the agreement. During the term of the contract and for a period of two years following termination, the employee may not attempt to divert or solicit any person employed by the Company. During the term of the contract and for a period of one year following termination, the employee may not divert or solicit to a competing business any individual or entity who is a customer, or prospective customer, of ours during the two years prior to termination. Also during the contract and for a period of one year following termination, the employee may not engage in a competing business in any territory in which we were engaged in a similar business.

Certain Relationships and Related Transactions
----------------------------------------------

In December 1999 our wholly owned subsidiary, GLOBALETUTOR.COM, INC., entered into an agreement with Bristol Capital Limited, a company controlled by Robert
V. Willison, a significant employee of ours, to assist us in locating investment capital financing. If Bristol is successful in locating financiers or investors which provide financing to us, we are obligated to pay a fee to Bristol equal to 10% of the amount received by us, plus warrants for 10% of the stock in our Company. We have also agreed to grant a first right of refusal to Bristol for any subsequent financing. The agreement expires on December 21, 2000, but we can terminate the contract upon 30 days' written notice beginning June 22, 2000. In connection with the acquisition of GLOBALETUTOR.COM, INC. by us in January 2000, we paid Mr. Willison's company $200,000 pursuant to the terms of this agreement for locating the company and the financing for the transaction.

In December 1999 we borrowed $750,000 from Lancer Offshore, Inc., an entity for which Michael Lauer, one of our principal shareholders, acts as investment manager. The note was converted in December 1999 at the rate of $0.25 per share into 3,000,000 shares of common stock.

The initial expenses of GLOBALETUTOR.COM, INC. were advanced by Emergency One Holding Corporation, a company controlled by Thomas E. McMurrain, our president, co-chairman, and principal shareholder. These advances were evidenced by a promissory note dated December 31, 1999, in the principal amount of $173,890.43, and bearing interest at 10% per annum beginning December 10, 1999. The promissory note is due on or before December 31, 2000. The principal balance of this note at June 30, 2000 is $339,129.

During December 1999, our parent company sold off the operations of the Company to the former majority shareholder, Terrence O. McGrath. All of the assets and liabilities were transferred to a company controlled by the relatives of Mr. McGrath for nominal consideration of $1.00 and an agreement to indemnify us against any liabilities relating to the former operations.

Mr. McMurrain, who founded GLOBALETUTOR.COM, INC., paid $25,000 for 4,820,000 shares in that entity. All but 241,000 of these shares were subsequently sold to Globalepartners, LLC for approximately 64.74% interest in such entity. The limited liability company beneficially owns approximately 9,158,000 shares of our Company.

Mr. McMurrain owes the Company approximately $168,000 as of June 30, 2000, for an employee loan. The loan is due on demand and accrues 10% interest per annum.

Description of Securities
-------------------------

Common Stock

We are authorized to issue 50,000,000 shares of common stock, par value $.001 per share. As of June 30, 2000, we had outstanding 27,567,267 shares of common stock. All common shares are equal to each other with respect to voting rights. They are also equal to each other with respect to dividend rights and with respect to liquidation rights, subject to any preferential rights of any then-outstanding preferred stock. Special meetings of the shareholders may be called by the Board of Directors, the president, or the holders of not less than one-fifth of all the shares entitled to vote at the meeting. Holders of shares of common stock are entitled to one vote at any meeting of the shareholders for each share of common stock they own as of the record date fixed by the Board of Directors. At any meeting of shareholders, one-third of the outstanding shares of common stock entitled to vote, represented in person or by proxy, constitutes a quorum. A vote of the majority of the shares of common stock represented at a meeting will govern, even if this is substantially less than a majority of the shares of common stock outstanding. Holders of shares are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor, and upon liquidation are entitled to participate pro rata in a distribution of assets available for such a distribution to shareholders, subject to any preferential rights of any then-outstanding preferred stock. There are no conversion, pre-emptive, or other subscription rights or privileges granted by us with respect to any shares. Reference is made to our certificate of incorporation and bylaws, as well as to the applicable statutes of the State of Delaware for a more complete description of the rights and liabilities of holders of shares. The common shares do not have cumulative voting rights, which means that the holders of more than fifty percent of the shares of common stock voting for election of directors may elect all the directors if they choose to do so.

Preferred Stock

Our certificate of incorporation authorizes 500,000 shares of preferred stock, par value $.001 per share. Such shares may be issued in such series and have such rights, preferences, an designation as determined by the Board of Directors. No preferred shares are outstanding.

Change of Control

The creation and issuance of a series of preferred stock or the issuance of shares of common stock by the Board of Directors could be used to delay, defer, or prevent a change of control of the Company in certain takeover attempts. Using such shares, the Board of Directors could create impediments to, or delay persons seeking to effect, a takeover or transfer of control by causing such additional authorized shares to be issued to a holder or holders who might side with the Board in opposing a takeover bid that the Board of Directors determines is not in the best interests of our Company and its shareholders. Such an issuance could diminish the voting power of existing shareholders who favor a change in control, and the ability to issue the shares could discourage an attempt to acquire control of our Company.

Market Price of and Dividends on the Registrant's Common Equity and Other
-------------------------------------------------------------------------
Shareholder Matters
-------------------

Market for Stock

Our common stock was quoted on the OTC Electronic Bulletin Board (OTC BB:
"GETT") through June 2000. The table below sets forth for the periods indicated the high and low bid quotations as reported by Nasdaq Trading & Market Services. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                      Quarter   High      Low

FISCAL YEAR ENDED
DECEMBER 31, 1998     First     $3.00     $1.5625
                      Second    $3.125    $2.00
                      Third     $3.25     $1.50
                      Fourth    $3.25     $2.25

FISCAL YEAR ENDED
DECEMBER 31, 1999     First     $3.00    $2.00
                      Second    $2.50    $0.3125
                      Third     $0.875   $0.2813
                      Fourth    $7.00    $0.25

FISCAL YEAR ENDING
DECEMBER 31, 2000     First     $7.9375  $ 1.875
                      Second    $2.5469  $1.0625

Outstanding Options, Warrants, and Convertible Instruments

At June 30, 2000, we had outstanding options to purchase 4,177,789 shares. Of these options, 27,500 were granted prior to the year ended December 31, 1999, outside of any stock option or incentive plan. 3,964,174 were assumed from our subsidiary and granted by us on January 21, 2000, under our current 1999 stock option plan, of which 266,667 were forfeited when an officer left the Board by mutual consent on June 28, 2000. 416,000 were granted during first quarter and 36,782 were granted during second quarter 2000, outside of our 1999 stock option plan.

At June 30, 2000, we had outstanding warrants to purchase 60,000 shares. In addition, pursuant to an agreement with Habif, Arogeti & Wynne, LLP, we have agreed to issue 49,520 shares and warrants to purchase 156,208 shares for work performed during February through June 2000. The warrants will be exercisable at prices ranging from $0.25 to $0.50 per share. The agreement provides that 20% of fees earned by this firm for its services will be compensated in equity, up to $100,000 annually.

We have also entered into a six-month agreement dated May 9, 2000, with Trinity Investment Services Corp. To provide marketing and consulting services. This agreement that we will issue 100,000 shares to them, issuable 20,000 as of May 9, 2000, and 20,000 each 30 days thereafter. It also provides that we will grant options to them to purchase up to 300,000 shares at prices ranging from $4.00 to $8.00 per share, to be issued beginning in June 2000 through November 2000.

Shares Eligible for Future Sale under Rule 144

We had 27,567,267 shares of our common stock outstanding at June 30, 2000. Of these shares, 19,649,675 are believed to be restricted securities pursuant to Rule 144 promulgated by the Securities and Exchange Commission. Management believes that as of June 30, 2000, approximately 1,165,833 of these shares may have met the one year holding requirement of Rule 144, that approximately 1,220,025 may be eligible for immediate sale under Rule 144(k), and that approximately 970,000 which are held by affiliates may be eligible for immediate sale under Rule 144.

Record Holders of Stock; Transfer Agent

At June 30, 2000, we had approximately 119 shareholders of record as reported by our transfer agent. The transfer agent is Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117.

Dividends

Since our inception, we have not paid any cash dividends on its common stock and we do not anticipate that it will pay dividends in the foreseeable future. The Board of Directors has not adopted a policy regarding dividends.

Successor Issuer Election
-------------------------

Upon effect of the merger, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Global e Tutor, Inc. became the successor issuer to Kilimanjaro for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective May 25, 2000.

Changes in and Disagreements with Accountants
---------------------------------------------

On or about March 13, 2000, we engaged Prichett, Siler & Hardy, P.C., Certified Public Accountants, as our independent auditors for the year ended December 31, 1999. The decision to retain Pritchett, Siler & Hardy, and not to re-engage Raines And Fischer, the former independent auditor, was made by the Board of Directors on such date. The decision not to re-engage Raines And Fischer did not involve a dispute with us over accounting policies or practices. The report of Raines And Fischer on our financial statements for the years ended December 31, 1998, did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principals. In connection with the audit of our financial statements for the years ended December 31, 1998, there were no disagreements with Raines And Fischer for the annual period and for the period up to the date of dismissal on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Raines And Fischer, would have caused the firm to make reference to the matter in its report.

Neither we, nor anyone on our behalf, has consulted Prichett, Siler & Hardy regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, and neither written nor oral advice was provided by Prichett, Siler & Hardy that was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue.

Risks
-----

As with any new venture, there are risks associated with Global e Tutor's plans. Recognition of these risks, evaluation of their severity and proper contingency planning of outcomes must be considered. The following are a list of potential risks, although not all inclusive:

Slower than predicted subscription rates; the Global e Tutor Personal Sanctuary Databases are not viewed as secure or meeting the minimum requirements of COPA; eroding value of click-through rates; scalability of IT structure; potential competitors impart an interest in the market prior to Global e Tutor reaching its critical mass; delays in website or database development; our youth foundation may be unable to secure funding for its ongoing operations.

Results of Operations
---------------------

For the six and three months ended June 30, 2000 we did not generate any operating revenues and incurred a cumulative net loss of $1,688,243 and $939,097 respectively. Our operating expense consisted of general and administrative costs, depreciation, sales and marketing expenses and research and development.

General and administrative costs consist primarily of payroll totaling $279,273 and $137,474 respectively, professional fees totaling $521,477 and $405,051 respectively, travel and entertainment totaling $117,302 and $54,156 respectively and other general and administrative expense totaling $163,239 and $92,447 respectively.

Depreciation and amortization expense for the six and three months ended June 30, 2000 totaled $220,044 and $50,969, respectively.

Research and development costs totaled $43,073 and $6,773 respectively. These costs are discussed above.

Sales and marketing expenses consist primarily of advertising totaling $147,104 and $74,023, public relations totaling $120,000 and $60,000 and other selling expenses totaling $88,415 and $64,192.

The results of operations for the six and three months ended June 30, 2000 are not necessarily indicative of the results for any future interim periods or for the year ending December 31, 2000. We expect to expand our personnel, continue research and development and continue to develop content, which will result in increasing expenses.

Liquidity and Capital Resources

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Operating activities during the six months ended June 30, 2000 created a net cash use of $700,671, which has primarily been funded by cash on hand, a related party loan, and sales of common stock. At June 30, 2000 we had cash and cash equivalents of $74,240. We intend to seek equity financing of from $3,000,000 to $5,000,000 to meet our cash requirements for the remainder of the year and to accomplish the objectives of our business plan.

The related party loan is payable upon demand and accrues 10% interest annually. During the six months ended June 30, 2000, GLOBAL E TUTOR, INC. increased this payable by $165,238.

Subsequent Event
----------------

On July 27, 2000 GLOBAL E TUTOR, INC. entered into an Affiliate Agreement with Phoenix Multimedia, Inc. The Agreement is for a term of twelve months and is renewable on an annual basis thereafter. It may be terminated by written notice after the initial twelve months. GLOBAL E TUTOR, INC. will participate in Phoenix Multimedia, Inc.'s E-learning program "e-Mapp" in order to link to the Phoenix world wide web. Phoenix will pay a 20% commission on the retail sale of courses or course modules, based on sales of Products and Services through GLOBAL's web link to Phoenix's web site.

Item 3. Quantitative and Qualitative Disclosures about Market Risk - Not Applicable

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 22, 2000, counsel for a company called E-Tutor sent a letter to us demanding that we cease and desist all use of our "GlobaleTutor" name. The demand letter claimed that our use of that name violated E-Tutor's service mark rights in the federally registered trademark "E-TUTOR." We denied that E-Tutor has service mark rights in E-TUTOR and denied that our use of the GlobaleTutor name is confusingly similar to or otherwise infringes the E-TUTOR mark.

We have responded to E-Tutor's demand through correspondence by our counsel dated March 7, 2000. In addition to denying infringement on the grounds stated above, our counsel noted that the term "E-TUTOR is likely a generic term that, although federally registered, may be subject to cancellation. Although we suggested the possibility of cancellation, we did not indicate an intent to initiate such cancellation proceedings. No formal proceedings have been filed by either party to date.

We intend to vigorously defend any claims asserted by E-Tutor, if necessary. It is possible that E-Tutor will not pursue any claims against us or will seek to compromise our claims. While there is some possibility of an adverse outcome for us, at this stage of the matter, our counsel cannot fairly determine either the likelihood of an adverse outcome or the extent of any possible loss.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit
Number    Exhibit Title
------    -------------

2.1 Appointment of Thomas E. McMurrain to be Vice Chairman and Founder and Appointment of Jerry L. Barton to be Chief Executive Officer and President.

2.2 Affiliate Agreement, dated as of July 27, 2000, by and among Global e Tutor, Inc. and Phoenix Multimedia, Inc.

2.3 Consent Action of the Board of Directors of Global E Tutor, Inc., Effective July 24, 2000

2.4       Global E Tutor, Inc. 2000 Stock Incentive Plan

2.5       Form of Sample Award Certificates Under 2000 Stock Option Plan

2.6 Form of Terms and Conditions to the Incentive Stock Option Award Pursuant to the Global E Tutor, Inc. 2000 Stock Incentive Plan

2.7 Form of Terms and Conditions to the NonQualified Stock Option Award Pursuant to the Global E Tutor, Inc. 2000 Stock Incentive Plan

(b)     Reports on Form 8-K.

        1. Current Report on Form 8-K, dated March 31, 2000, filed May 23, 2000, disclosing the acquisition of Kilimanjaro Group.com, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL E TUTOR, INC.

Date: August 14, 2000 /s/ Jerry Barton       President and CEO

Date: August 14, 2000 /s/ Robbie Willison    Chief Financial Officer