Form 10QSB
period 2000-09-30
GLOBAL E TUTOR INC
filed 2000-11-20
CIK 1114898

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2000

                       Date of Report November 20, 2000

                             GLOBAL E TUTOR, INC.
              (Exact Name of Registrant as Specified in Charter)

                                   DELAWARE
         State or other jurisdiction of incorporation or organization

                                   000-30743
                              Commission File No.

                                  88-0444539
                           I.R.S. Employer I.D. No.

                 3340 PEACHTREE ROAD, SUITE 1800, ATLANTA, GA
                   (Address of Principal Executive Offices)

                                     30326
                                  (Zip Code)

      Registrant's telephone number, including area code: (404) 978-1640

                              GLOBALETUTOR, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                        ASSETS
                        ------
                                                                                   Subsidiary
                                                             September 30,        December 31,
                                                                 2000                 1999
                                                             -------------        ------------
Current assets
--------------
    Cash                                                      $        -          $   774,911
    Other current assets                                               -               20,000
                                                              ----------          -----------
      Total current assets                                             -              794,911
                                                              ----------          -----------

Property and equipment, at cost
-------------------------------
   Furniture and equipment                                        40,033                    -
   Computer equipment                                             27,842                5,369
   Software                                                        2,208                    -
   Leasehold improvements                                         15,386                    -
   Web site development costs                                    539,301                    -
                                                              ----------          -----------
                                                                 624,770                5,369
   Allowance for depreciation                                   (337,456)                 (79)
                                                              ----------          -----------
       Net property and equipment                                287,314                5,290
                                                              ----------          -----------

Other assets
------------
   Employee advances                                                 500                    -
   Intangibles, net of accumulated amortization                   19,070                  132
   Other assets                                                   18,078               75,000
                                                              ----------          -----------
       Total other assets                                         37,648               75,132
                                                              ----------          -----------
                                                              $  324,962          $   875,333
                                                              ==========          ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     ----------------------------------------------
Current liabilities
-------------------
     Cash overdraft                                           $   51,263          $         -
     Accounts payable                                            464,212               98,500
     Accrued Expenses                                             80,226               11,606
     Due to related parties                                      595,540              923,890
                                                              ----------          -----------
       Total current liabilities                               1,191,241            1,033,996
                                                              ----------          -----------

Stockholders' equity (deficit)
------------------------------
     Common stock                                                 27,584                9,640
     Additional paid in capital                                2,545,955               15,360
     Deferred compensation, net of accumulated amortization     (429,981)                   -
     Accumulated  deficit                                     (3,009,837)            (183,663)
                                                              ----------          -----------
       Total stockholders' equity (deficit)                     (866,279)            (158,663)
                                                              ----------          -----------
                                                              $  324,962          $   875,333
                                                              ==========          ===========

Note: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed

See notes to unaudited condensed consolidated financial statements

                              GLOBALETUTOR, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                        For the Period
                                                 For the Nine       For the Three       From inception
                                                 Months Ended       Months Ended        on December 10,
                                                 September 30,      September 30,        1999 Through
                                                      2000              2000           September 30, 2000
                                                 -------------      -------------      ------------------
Revenue                                            $         -      $         -           $         -
-------                                            -----------      -----------           -----------

Costs of goods sold                                          -                -                     -
-------------------                                -----------      -----------           -----------

Gross profit                                                 -                -                     -
------------                                       -----------      -----------           -----------

Expenses
--------
      General and administrative                     1,697,758          616,468             1,832,646
      Depreciation/amortization                        655,541          435,496               655,541
      Research and development                          60,022           16,950                60,022
      Sales and marketing                              417,954           62,437               458,246
                                                   -----------      -----------           -----------
            Total expenses                           2,831,275        1,131,351             3,006,455
                                                   -----------      -----------           -----------
Loss from operations                                (2,831,275)      (1,131,351)           (3,006,455)
--------------------                               -----------      -----------           -----------

Other income (expense)
---------------------
      Interest income                                   17,758              155                17,758
      Misc. income                                       1,200                -                 1,200
      Interest expense                                 (13,857)          (6,735)              (22,340)
                                                   -----------      -----------           -----------
            Total other income (expense)                 5,101           (6,580)               (3,382)
                                                   -----------      -----------           -----------
Loss before income taxes                            (2,826,174)      (1,137,931)           (3,009,837)
------------------------

Income tax expense                                           -                -                     -
------------------                                 -----------      -----------           -----------

Net loss                                           $(2,826,174)     $(1,137,931)          $(3,009,837)
--------                                           ===========      ===========           ===========

Loss per common share                              $     (0.11)     $     (0.04)          $     (0.12)
---------------------                              ===========      ===========           ===========


     See notes to unaudited condensed consolidated financial statements


                                                        GLOBALETUTOR, INC.
                                                          AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION ON DECEMBER 10, 1999 THROUGH SEPTEMBER 30, 2000
                                                            (UNAUDITED)

                                            Common Stock         Additional                                          Total
                                     ------------------------      Paid In        Deferred       Accumulated      Stockholders'
                                        Shares       Amount        Capital      Compensation       Deficit      Equity (Deficit)
                                     -----------   ----------   -----------     ------------     -----------    ----------------
Balance, December 10, 1999           9,640,000     $ 9,640     $   15,360        $       -     $        -          $    25,000

Compensation for options and
  warrants issued at below
  market value                              -           -              -                 -              -                  -

Net loss for the period ended
  December 31, 1999                         -           -              -                          (183,663)           (183,663)
                                    ----------     -------     ----------        ----------    -----------         -----------
Balance, December 31, 1999           9,640,000       9,640         15,360                -        (183,663)           (158,663)

Shares issued for cash at $.25
  per share                          5,000,000       5,000      1,245,000                -              -            1,250,000

Effect of recapitalization of the
  subsidiary January 21, 2000       12,827,747      12,828        537,173                               -              550,001

Share issued to purchase
  Kilimanjaro Group.com, Inc.
  at $.50 per share                     50,000          50         24,950                               -               25,000

Shares issued for services
  at $2.68 per share                    49,520          50        132,560                                              132,610

Compensation for options and
  warrants issued at below
  market value                              -           -         528,942         (474,422)             -               54,520

Shares issued for services
  at $.81 per share                     10,000          10          8,116                                                8,126

Shares issued for services
  at $.99 per share                      6,612           6          6,604                                                6,610

Warrants issued for services
  at $.63 per share                                                47,250                                               47,250

Amortization of deferred
  compensation                                                                      44,441                              44,441

Net loss for the period ended
  September 30, 2000                                                                            (2,826,174)         (2,826,174)
                                --------------------------------------------------------------------------------------------------
Balance, September 30, 2000         27,583,879     $27,584     $2,545,955        $(429,981)    $(3,009,837)        $  (866,279)
                                ==================================================================================================

See notes to unaudited condensed consolidated financial statements

                              GLOBALETUTOR, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Increase (Decrease) In Cash
                                  (UNAUDITED)

                                                                                   For the Period
                                                             For the Nine          From Inception
                                                             Months Ended          on December 10,
                                                             September 30,          1999 Through
                                                                 2000            September 30, 2000
                                                         -------------------     ------------------
Cash flows from operating activities
------------------------------------
Net loss                                                     $(2,826,174)           $(3,009,837)
                                                             -----------            -----------
Adjustments to reconcile net loss to
   net cash (used) by operating activities
   Depreciation and amortization                                 423,971                424,057
   Deferred compensation                                          98,961                 98,961
   Non-cash expense                                              194,597                194,597
   Changes in assets and liabilities                                   -                      -
       Other assets                                              (18,078)               (18,078)
       Pre-paid expenses                                          20,000                      -
       Cash overdraft/Accounts payable/accrued expenses          484,395                519,501
                                                             -----------            -----------
            Total adjustments                                  1,203,846              1,219,038
                                                             -----------            -----------

                Net cash (used) by operating activities       (1,622,328)            (1,790,799)
                                                             -----------            -----------

Cash flows from investing activities
------------------------------------
       (Acquisition) of fixed assets                           (619,401)              (624,770)
       (Acquisition) of subsidiary                              (75,000)               (75,000)
       (Acquisition) of intangible assets                        (4,332)                (4,471)
                                                             -----------            -----------
                Net cash (used) by investing activities        (698,733)              (704,241)
                                                             -----------            -----------

Cash flows from financing activities
------------------------------------
   Proceeds from related parties                                 421,150              1,345,040
   Proceeds from sale of common stock                          1,125,000              1,150,000
                                                             -----------            -----------
                Net cash provided by financing activities      1,546,150              2,495,040
                                                             -----------            -----------
                       Net increase (decrease) in cash          (774,911)                     -

   Cash, beginning of period                                     774,911                      -
                                                             -----------            -----------

   Cash, end of period                                       $         -            $         -
                                                             ===========            ===========

NON-CASH TRANSACTIONS
---------------------

The Company paid $75,000 in cash, assumed $1,200 in liabilities and issued 50,000 shares of common stock to purchase all the outstanding common shares of Kilimanjaro Group.Com, Inc., resulting in Company recording goodwill of $101,200

The Company issued 66,132 restricted common shares, 36,782 non-qualified options, and 291,208 warrants during the nine months ended September 30, 2000, in exchange for services, totaling $147,347, $26,391 and $549,802 respectively.

In accordance with the merger and plan of reorganization, on January 21, 2000, 9,640,000 common shares of GlobalETutor, Inc. (formerly Digital Launch, Inc.) were exchanged for all of the outstanding common shares, 4,820,000, of GlobaleTutor.com, Inc.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------

                                                June 30,
                                                  2000
                                                --------
Cash paid during the periods for
     Interest                                   $      -
     Income Taxes                               $      -

     See notes to unaudited condensed consolidated financial statements

                      GLOBAL E TUTOR, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                       UNAUDITED CONDENSED CONSOLIDATED
                         NOTES TO FINANCIAL STATEMENTS
                   FOR THE PERIOD ENDING SEPTEMBER 30, 2000

Note A - BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Global e Tutor, Inc. and subsidiary (the "Company") for the nine months ended September 30, 2000, have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited financial statements for this interim period have been included. The results of the interim periods are not necessarily indicative of the results to be obtained for the year ended December 31, 2000. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 8-K 12G3 for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on June 1, 2000.

The Company is developing a website for global education via web based, interactive, video-on-demand tutoring services for grades K-12. The Company is considered a development stage company as defined in SFAS No.7. In a development stage company, management devotes most of its activities to investigating business opportunities. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing. There is no guarantee that the Company will be able to raise any equity financing. There is substantial doubt regarding the Company's ability to continue as a going concern. See Note F.


INCOME TAXES:
-------------
The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax basis of assets and liabilities using presently enacted tax rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.


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

Depreciation for the Company is provided using the straight-line method over the estimated useful lives of the assets which are as follows:


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


LOSS PER SHARE:
---------------
The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Since the Company incurred losses for all periods presented, the inclusion of options and warrants in the calculation of weighted average common shares is anti-dilutive; and, therefore, there is no difference between basic and diluted earnings per share.


INTANGIBLE ASSETS:
------------------
Intangible assets for the Company, consist of domain name registrations, the Company's web site and goodwill. Domain name registrations are amortized on a straight-line basis over two years. Goodwill is amortized on a straight-line basis over five years. The Company revised its estimate of the value of Goodwill recorded as a result of the Kilimanjaro merger, and amortized $83,333 for the quarter ended September 30, 2000. The remaining balance of goodwill at September 30, 2000 is $15,760. Amortization expense for the nine and three months ended September 30, 2000 totaled $86,594 and $83,871 respectively.


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


FAIR VALUE OF FINANCIAL INSTRUMENTS:
------------------------------------
The book values of cash and cash equivalents, trade accounts receivable, trade accounts payable, investments, and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company's related-party debt is estimated based on current rates offered to the Company for debt with similar terms and maturities. Under this method, the Company's fair value of financial instruments was not materially different from the stated value at September 30, 2000.


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


ADVERTISING:
------------
Advertising is expensed as incurred. Advertising expense for the nine and three months ended September 30, 2000 totaled approximately $161,647 and $14,543, respectively.


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


RECENTLY ENACTED ACCOUNTING STANDARDS:
--------------------------------------
Statement of Financial Accounting Standards SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raise or Hold Contributions for Others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date and Amendment of SFAS No. 133", were recently issued. SFAS No. 135, 136, and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

COMPREHENSIVE LOSS:
-------------------

Comprehensive loss for the nine and three months ended September 30, 2000 and from inception on December 10, 1999 through September 30, 2000 is the same as net loss presented in the accompanying statement of operations for the periods then ended.


NOTE B - RELATED PARTY TRANSACTIONS

The due to related party balance on the accompanying balance sheet as of September 30, 2000 consists of the following:

Due from Officer           $173,399
Due to Affiliates          (768,939)
                          ---------
                           (595,540)
                          ---------

As of September 30, 2000, due to affiliates consist of unsecured, interest bearing, due on demand notes payable to two affiliates in the amount of $768,939. Interest on the notes to the affiliates is 10% per annum. Accrued interest on the affiliate notes totaled $22,340 as of September 30, 2000 and is included in accrued expenses.


NOTE C - STOCKHOLDERS' EQUITY

Common Stock - The Company is authorized to issue 50,000,000 shares of $.001 par value common stock. As of September 30, 2000 27,583,879 shares were issued and outstanding. During the nine months ended September 30, 2000 the Company issued 66,132 shares of common stock for professional services.

Preferred Stock - The Company is authorized to issue 500,000 shares of $.001 par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance. No shares are issued or outstanding as of September 30, 2000.

Warrants - At September 30, 2000 the Company had 216,208 warrants to purchase common stock outstanding at prices from $.25 to $1.00 per share, and expiring from 2002 to 2005. The warrants were issued prior to the recapitalization in connection with Global e Tutor, Inc. (the "Parent") obtaining short-term notes payable and equity investments and for professional services rendered.

At September 30, 2000 we had outstanding options to purchase 5,686,063 shares. Of these options, 27,500 were granted prior to the year ended December 31, 1999 outside of any option plan and 416,000 were granted first quarter 2000 outside of any option plan.

At September 30, 2000, we had outstanding warrants to purchase 291,208 shares. In addition, pursuant to an agreement with Habif, Arogeti & Wynne, LLP, we have agreed to issue 76,127 shares and warrants to purchase 156,208 shares for work performed during February through September 2000. The warrants will be exercisable at prices ranging from $0.25 to $0.50 per share. The agreement provides that 20% of fees earned by this firm for its services will be compensated in equity, up to $100,000 annually.

Options - See Note D


NOTE D - STOCK OPTION PLANS

In December 1999, the Parent adopted the 1999 Stock Option Plan (the "1999 Plan"), and on January 21, 2000 the shareholders approved an employee stock option plan, pursuant to which the Company is authorized to grant options to key employees, officers, directors, and consultants. Awards under the plan will consist of both non-qualified options and options intended to qualify as "Incentive Stock Options" under Section 422 of the Internal Revenue code of 1986, as amended. In addition, the Company had previously adopted the 1996 Omnibus Plan (the "1996 Plan"). The 1999 Plan and 1996 Plan provide for grants of options to purchase up to 5,000,000 and 900,000 shares of Common Stock, respectively, at a purchase price equal to the fair market value on the date of grant. Generally, options from both plans vest over three years from the date of grant. Compensation expense for options granted to non-employees, included in general and administrative, aggregated $955 and $0 during the periods ended September 30, 2000 and December 31, 1999, respectively. A summary of the status of the options granted under the Company's stock option plans and other agreements at September 30, 2000 and changes during the three month period then ended are presented below:


2000 STOCK OPTION PLAN

On July 24, 2000 we adopted the 2000 Stock Option Plan pursuant to which we are authorized to issue 2,000,000 shares to our key employees, officers, directors, and consultants. Awards under the plan will consist of both non-qualified options and options intended to qualify as "Incentive Stock Options" under
Section 422 of the Internal Revenue Code of 1986, as amended.



                                       Three months ended
                                       September 30, 2000
                                --------------------------------
                                                Weighted Average
                                    Shares       Exercise Price
                                -------------   ----------------

Outstanding at
 June 30, 2000                    4,177,789           $.25
Granted                           2,011,607            .50
Exercised                                --             --
Forfeited                          (503,333)           .25
Expired                                  --             --
                                  ---------          -----


Outstanding at end
 Of period September 30, 2000     5,686,063          $ .34
                                  ---------          -----
Weighted average fair
value of options granted
during the nine months ended
September 30, 2000                2,464,389          $ .56
                                  ---------          -----


The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended September 30, 2000: risk free interest rate of 6%, expected dividend yield of zero, expected life of
3.0 years, and expected volatility of 141%.


Note E - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:



                       For the Nine       For the Three      From Inception
                       Months Ended       Months Ended       on December 10
                       September 30,      September 30,      1999 through
                       2000               2000               September 30, 2000
                       -------------      -------------      ------------------

Loss from operations
available to common
shareholders
(numerator)              (2,826,175)        (1,137,931)           (3,009,837)
                         ----------         ----------            ----------
Weighted average
number of common shares
outstanding used in
loss per share for the
period (denominator)     26,188,252         27,572,807            25,046,993
                         ==========         ==========            ==========

The Company had outstanding at September 30, 2000, options to purchase 5,686,063 common shares at prices ranging from $.001 to $3.50 and warrants to purchase 291,208 common shares that were not included in the computation of loss per share because their effect is anti-dilutive.


Note F - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regards management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. These financial statements do not include any adjustments that might result from the outcome on these uncertainties.

Note G - Subsequent Events

Subsequent to September 30, 2000 the Company is negotiating terms for additional equity. No final agreement has been reached but the Company received $100,000 as an interim advance.

Note H - Committments and Agreements

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

On August 31, 2000, we entered into an agreement with Phoenix Multimedia, Inc. to complete Phase I of the GlobaleTutor.com web site. Phoenix Multimedia, Inc is a Huntsville, AL based development and software design company that specializes in the development of training and performance improvement applications and web-based infotainment and multimedia software products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview
--------

The following discussion and analysis should be read in conjunction with the Balance Sheets as of September 30, 2000 and the Statements of Operations for the nine months and the three months ended September 30, 2000 and for the period from inception through September 30, 2000 included with this Form 10-QSB.


Forward Looking Statements

This report contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of operations involving the on-line tutoring industry, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Although we believe that any forward-looking statements we make in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

-  We may not be able to raise money to continue operating.
- Subscription to our ISP internet service provider "ISP" may not accelerate as quickly as we have predicted. The plethora of existing ISP's with similar value propositions could slow growth if the differentiated features are not communicated clearly to the target market.
- Our personal sanctuary databases may not be as secure or meet the minimum requirements of COPA, which could subject our information to Internet hackers.
-  The value of click-through rates may decline faster than projected.
-  Our system may receive more volume than it can handle.
-  We may experience delays in web site or database design.
- Our youth foundation may be unable to secure funding for its ongoing operations.

In light of the significant uncertainties inherent in the forward looking statements made in this report, particularly in view of our early stage of operations, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.


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

In 1999 we determined it was no longer feasible to finance our skincare business under the prevailing corporate structure. We reached an agreement in principle to transfer the assets of the skincare business, subject to the assumption of the related liabilities, and started the search for a new business venture. In contemplation of a proposed transaction with GLOBALETUTOR.COM, INC., in December 1999 we transferred all of our assets to Veronique Europe Ltd, our wholly owned subsidiary which was not conducting any business operations, in exchange for the assumption of all of our outstanding liabilities. The subsidiary has agreed to indemnify us from these liabilities. Subsequent to this transaction we transferred all of the outstanding stock of Veronique Europe Ltd., which has been renamed to Veronique, Inc., to Alford S.A. for nominal consideration. Alford S.A. is an entity whose beneficiaries are relatives of Terrence O.McGrath, our former chairman and CEO.

In December 1999 we entered into an agreement with GLOBALETUTOR.COM, INC., a Nevada corporation, incorporated on December 10, 1999 to exchange all of the issued and outstanding shares of this entity for 9,640,000 shares of our common stock. The reorganization agreement was closed by the parties on January 21, 2000. GLOBALETUTOR.COM, INC. was incorporated in the State of Nevada on December 10, 1999, to provide educational services over the Internet. The Company has not yet commenced its principle operations.

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

Proposed Business
-----------------

Our Company is in the development stage and our efforts have been focused primarily on the start-up of our proposed business. We are in the process of creating an Internet destination for global education and entertainment through Internet-based, interactive, video-on-demand tutoring services for kindergarten through 12th grade students with the goal of making learning fun, convenient, and affordable. Strategic developments and additional market research has prompted the expansion of our educational offering to include the corporate market. The Company will offer training courses that we will promote to corporations to support their ongoing training needs. We believe that several of these advanced courses will also appeal to the upper secondary level of children's education as well. The online product planned for Phase I of the web site includes on-line interactive tutorials. This Phase launched during September and October 2000. Our web site, upon its completion, is expected to have five distinct areas for children: a virtual community for children; on-line tutorials; a global educational broadcast network; a global entertainment network; and a nonprofit foundation.


As stated above, most of these services are not currently being offered on-line by us, but we are in the process of developing each of these areas. Phase I was offered at the time of our launch and October 2000. Phase I includes the educational interactive tutorials and some of the elements of the entertainment network. Our goals include providing our services to children worldwide by offering them in several different languages.

It is our intention to work with corporate sponsors that will provide financial support to the programs we offer children. In return, we will provide them with marketing opportunities on the web site. At present, we do not have any corporate sponsors.

It is also our intention to work with government funded programs. While we feel confident of our chances of success with these opportunities, there is no guarantee that our Company will receive this funding.

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

On August 31, 2000, we entered into an agreement with Phoenix Multimedia, Inc. to complete Phase I of the GlobaleTutor.com web site. Phoenix Multimedia, Inc is a Huntsville, AL based development and software design company that specializes in the development of training and performance improvement applications and web-based infotainment and multimedia software products.

Our strategy also allows for the introduction of outside developers to lend to the overall development of web-based products we will offer. We are currently in negotiations with such developers.

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

Research and Development
------------------------

We have spent approximately $599,323, which was raised in our private funding in December 1999, on the research and development of our technology from the date of the inception of our current business on December 10, 1999 through September 30, 2000. The money has been spent on our web based educational content distribution.

During the months of July through September, we spent $132,000 for the development of Phase I of the website, www.globaletutor.com, which was funded to the Company through a related party as a loan.

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

During the first years following the launch of our services, our marketing efforts will be dedicated to the four following areas:

- Traditional print and broadcast - We intend to implement an advertising campaign to create brand awareness through traditional advertising mediums.
- Co-branding sponsorship model - As an inherent part of the relationship with future strategic partners. We anticipate cooperative marketing, branding, advertising and public relations efforts.
- Grass roots - We intend to engage in web-site and community-based awareness programs designed to interact with students, parents, and educators directly to achieve our goals, as well as those of our affiliates and corporate sponsors. We have been in negotiations with MRESA, formally known as the Metropolitan Regional Education Strategic Alliance. This relationship will allow us to market products offered via the Globaletutor.com website in the public schools with which they are affiliated. Terms of the agreement have not yet been completed.

- Public Relations - As a part of an intensive public relations campaign, both traditional and non-traditional methods will be utilized. We have considered selecting a celebrity spokesperson that will appeal to children of all ages. This is an idea that we anticipate to put in effect by mid- 2001.

Government Regulation
---------------------

Among the regulatory measures directly applicable to our business model are those concerning the collection, use, and dissemination of personal information. As a routine part of our operations it will be necessary for us to collect individually-identifying information about consumers of our services and to use that information both in the delivery of services and for certain marketing and other purposes. We intend to implement appropriate privacy policies informing our users about the information we collect and how we use it; how and to what extent we may disclose it to third parties; what choices our users have in these matters; and how we protect this information from unauthorized use and disclosure.

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

We do not anticipate that compliance with the EU Privacy Directive or with COPPA will have a materially adverse effect upon our operations; however, it should be noted that there is a great deal of ongoing legislative, regulatory, and lobbying activity in the area of privacy and information practices, with new measures being introduced frequently, and there can be no assurance that our business will not be materially adversely impacted by future regulations in this field.

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


Employees
---------

At November 1, 2000, we employed 8 persons on a full-time basis, including our executive officers, reduced from 14 as of August, 2000. Approximately 60% of the compensation of two of our employees, Lara Stegman and Shawn Cartmill, is paid by Emergency One Cash Card,Inc., a company controlled by Thomas E. McMurrain. Ms. Stegman devotes essentially all of her time to our Company and Mr. Cartmill devotes approximately 60% of his time to our Company. We hire independent contractors on an as-needed basis only. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory. In the long term, we will attempt to hire additional employees as needed based upon our growth rate and availability of funds.


Description of Property
-----------------------

On July 1, 2000 we moved our offices to 3565 Piedmont Road, Suites 715 and 707, Atlanta, GA 30305. The total square footage for both suites is 5,165. Our mailing address is still 3340 Peachtree Road, Suite 1800, Atlanta, GA 30326. The space is sublet until November 2000 at a monthly rent of $6,025.83. We intend to continue the lease for the month of December for $8,000. From January 2001 forward, we have an open ended agreement for new space at $2,600 per month.


Plan of Operation
-----------------

In September and October 2000, our launch commenced with the opening of our website including "edutainment" offerings and a catalog offering education related products. Also at this time, we began a roll out of interactive tutoring modules that include collaborative learning and tutoring sessions for grades 4-
8. During the initial launch phase (developing throughout the final quarter of 2000), the Company incorporated virtual ISP elements into the site, some examples of which are email, chatrooms, and a calendar. Management anticipates that initial revenues will be generated through subscription sales of online course curriculums, corporate sponsorships, and government funding.


Revenues

We anticipate that our revenues will come from several sources:
-  Corporate site sponsorships;
-  Advertising revenue;
-  Virtual ISP (V-ISP or "Community") subscription fees;
-  Tutorial sales;
-  Exchange membership fees and transactions fees; and
-  Government funding.

Expenses

We expect marketing, product development and our information technology infrastructure will make up the largest portion of our operational expenses.


Capital Requirements
--------------------

We have been out of cash from the original investment for approximately five months and are being funded by a related party entity and $100,000 in equity funding. We do not have cash to continue development beyond standing operations.


Directors, Executive Officers, Promoters and Control Persons
------------------------------------------------------------

The following table sets forth as of November 15, 2000, the name, age, and position of each of our executive officers and directors:

Name                                      Age    Position(s)
---------------------------------------------------------------------------------------
Thomas E. McMurrain                       32     Founder, Vice Chairman

Jerry Barton                              62     CEO, President, Director, Acting CFO

Shawn Cartmill                            37     Treasurer

Lara Stegman                              29     Secretary, Director of Operations

James Lewis                               45     Board Member

Cole Smith                                38     Board Member and CTO

John Miller                               33     Executive Vice President of Operations

Glenn Carver                              33     Executive Vice President of Marketing


Directors are elected for terms of one year or until their successors are elected and qualified. Annual meetings of the stockholders, for the selection of directors to succeed those whose terms expire, are to be held at such time each year as designated by the Board of Directors. The Board of Directors has not selected a date for the next annual meeting of shareholders. Officers are chosen by the Board of Directors. Each officer holds his office for one year or until his successor is chosen and qualified. Set forth below is certain biographical information regarding our executive officers and directors:

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

JERRY BARTON is the new CEO and President of GLOBAL E TUTOR, INC. He was voted in on July 7, 2000. Mr. Barton was self-employed from May 1995, prior to becoming President in July 2000. He became a board member of GLOBAL E TUTOR on June 2, 2000. From January 1994 to May 1995, Barton served as President of Parts Central, Inc., an automotive parts and retail distribution company in Macon, Georgia. Barton is a member of the Board of Directors of Parts Central, Macon, Georgia.


LARA STEGMAN has been the director of operations, assistant to the president, and corporate secretary for GLOBALETUTOR.COM, INC. since January 2000.


Executive Compensation
----------------------

Compensation

The following table sets forth the aggregate executive compensation awarded to, earned by, or paid to the named executive officer by any person for all services rendered in all capacities to Global e Tutor, Inc. and its subsidiaries for the nine months ended September 30, 2000 and the fiscal years ended December 31, 1999, 1998, and 1997:



Terrence O. McGrath, CEO(1)     1999      $120,000
                                1998      $120,000    1,000,000 options (2)
                                1997      $105,000

Jerry Barton, CEO(3)            1999      $    -0-
                                2000      $  6,667

Thomas E. McMurrain, CEO        1999      $  3,123       62,174 options
                                2000      $ 45,000

(1) Mr. McGrath resigned as an officer and a director effective January 21, 2000.
(2) These options were canceled in January 2000 in connection with the reorganization with GLOBALETUTOR.COM, INC.
(3)  Mr. Barton was named CEO on July 7, 2000.


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


2000 STOCK OPTION PLAN

On July 24, 2000 we adopted the 2000 Stock Option Plan pursuant to which we are authorized to issue 2,000,000 shares to our key employees, officers, directors, and consultants. Awards under the plan will consist of both non-qualified options and options intended to qualify as "Incentive Stock Options" under
Section 422 of the Internal Revenue Code of 1986, as amended.

Stock Option Grants
-------------------

The following table sets forth information concerning individual grants of stock options made through the date of this table to each of the named executive officers and significant employees, each of which option grant was made under our 1999 stock option plan, unless otherwise noted, and vests one-third on January 21, 2000, one-third on January 21, 2001, and one- third on January 21, 2002, unless otherwise noted:

                          Number of Securities    Percent of Total
Name                      Underlying Options      Outstanding Options   Exercise Price   Expiration Date
------------------------------------------------------------------------------------------------------------
Thomas E. McMurrain             62,174                 0.010934             0.275            1/31/10
Claus Nobel                    482,000                 0.084769              0.25            1/31/10
Shawn Cartmill                 185,000                 0.032536              0.25            1/31/10
Robert Willison                816,000                 0.143509              0.25            1/31/10
Lara Stegman                   185,000                 0.032536              0.25            1/31/10
Glenn Carver                   185,000                 0.032536              0.25            1/31/10
John Miller                    185,000                 0.032536              0.25            1/31/10
Phyllis Grant                  100,000                 0.017587               0.5            9/12/10
Scott Fellows                  100,000                 0.017587               0.5            7/24/10
Jerry Barton                   750,000                 0.131900               0.5            7/24/10

(2) Of these options, 100,000 were granted under the 2000 stock incentive plan and vested immediately upon the date they were granted on September 12, 2000.


The following table sets forth the base salary for each of the executive officers:

Name                             Annual Base Salary
--------------------------------------------------------------------------------
Thomas E. McMurrain              $ 60,000  (not taken)
Shawn Cartmill                   $ 24,000
Jerry Barton                     $175,000  (receives $80,000)
John Miller                      $ 40,000
Glenn Carver                     $ 40,000
Scott Fellows                    $ 60,000
Phyllis Grant                    $ 60,000
Lara Stegman                     $ 24,000


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

The employment contracts are automatically renewable for additional one-year terms unless terminated by either party ninety days before the end of the relevant term of employment. The agreements may be terminated at any time with or without cause by either party. If terminated without cause, the employee is entitled to two weeks of base salary, provided the employee shall continue to work during such period. In the case of termination for cause or the death of the employee, base salary payments shall terminate immediately. If the employment agreement is terminated for disability of the employee, we shall continue to pay base salary to the extent the employee has any unpaid sick leave.

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


Certain Relationships and Related Transactions
----------------------------------------------

In December 1999 our wholly owned subsidiary, GLOBALETUTOR.COM, INC., entered into an agreement with Bristol Capital Limited, a company controlled by Robert
V. Willison, a former employee of ours, to assist us in locating investment capital financing. If Bristol is successful in locating financiers or investors which provide financing to us, we are obligated to pay a fee to Bristol equal to 10% of the amount received by us, plus warrants for 10% of the stock in our Company. We have also agreed to grant a first right of refusal to Bristol for any subsequent financing. The agreement expires on December 21, 2000, but we can terminate the contract upon 30 days' written notice beginning June 22, 2000. In connection with the acquisition of GLOBALETUTOR.COM, INC. by us in January 2000, we paid Mr. Willison's company $200,000 pursuant to the terms of this agreement for locating the company and the financing for the transaction.

The due to related party balance on the accompanying balance sheet as of September 30, 2000 consists of the following:

Due from Officer     $ 173,399
Due to Affiliates     (768,939)
                     ----------
                      (595,540)
                     ----------

As of September 30, 2000, due to affiliates amounts consist of unsecured, interest bearing, due on demand notes payable to two affiliates totaling $768,939. Interest on the notes to the affiliates is 10% per annum. Accrued interest on the affiliate notes totaled $22,340 as of September 30, 2000 and is included in accrued expenses.


Description of Securities
-------------------------

Common Stock

We are authorized to issue 50,000,000 shares of common stock, par value $.001 per share. As of September 30, 2000, we had outstanding 27,583,879 shares of common stock. All common shares are equal to each other with respect to voting rights.

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


Market Price of and Dividends on the Registrant's Common Equity and Other
-------------------------------------------------------------------------
Shareholder Matters
-------------------

Market for Stock

Our common stock was quoted on the OTC Electronic Bulletin Board (OTC BB:
"GETT") through September 2000. The table below sets forth for the periods indicated the high and low bid quotations as reported by Nasdaq Trading & Market Services. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.


                                Quarter     High      Low
FISCAL YEAR ENDED
DECEMBER 31, 1998               First      $3.00     $1.5625
                                Second     $3.125    $2.00
                                Third      $3.25     $1.50
                                Fourth     $3.25     $2.25

FISCAL YEAR ENDED
DECEMBER 31, 1999               First      $3.00     $2.00
                                Second     $2.50     $0.3125
                                Third      $0.875    $0.2813
                                Fourth     $7.00     $0.25

FISCAL YEAR ENDING
DECEMBER 31, 2000               First      $7.9375   $1.875
                                Second     $2.5469   $1.0625
                                Third      $1.875    $0.2812


Outstanding Options, Warrants, and Convertible Instruments

At September 30, 2000 we had outstanding options to purchase 5,686,063 shares. Of these options, 27,500 were granted prior to the year ended December 31, 1999 outside of any option plan and 416,000 were granted first quarter 2000 outside of any option plan.

At September 30, 2000, we had outstanding warrants to purchase 291,208 shares. In addition, pursuant to an agreement with Habif, Arogeti & Wynne, LLP, we have agreed to issue 76,127 shares and warrants to purchase 156,208 shares for work performed during February through September 2000. The warrants will be exercisable at prices ranging from $0.25 to $0.50 per share. The agreement provides that 20% of fees earned by this firm for its services will be compensated in equity, up to $100,000 annually.

We have also entered into a six-month agreement dated May 9, 2000, with Trinity Investment Services Corporation to provide marketing and consulting services. This agreement that we will issue 100,000 shares to them, issuable 20,000 as of May 9, 2000, and 20,000 each 30 days thereafter. It also provides that we will grant options to them to purchase up to 300,000 shares at prices ranging from $4.00 to $8.00 per share, to be issued beginning in June 2000 through November 2000.


Shares Eligible for Future Sale under Rule 144

We had 27,583,879 shares of our common stock outstanding at September 30, 2000. Of these shares, 19,408,307 are believed to be restricted securities pursuant to Rule 144 promulgated by the Securities and Exchange Commission Record Holders of Stock; Transfer Agent

At September 30, 2000, we had approximately 118 shareholders of record as reported by our transfer agent. The transfer agent is Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117.


Dividends

Since our inception, we have not paid any cash dividends on the Company's common stock and we do not anticipate that we will pay dividends in the foreseeable future. The Board of Directors has not adopted a policy regarding dividends.


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


Results of Operations
---------------------

For the nine and three months ended September 30, 2000 we did not generate any operating revenues and incurred a cumulative net loss of $2,826,175 and $1,137,931 respectively. Our operating expense consisted of general and administrative costs, depreciation, sales and marketing expenses and research and development.

General and administrative costs consist primarily of payroll totaling $407,039 and $127,767 respectively, professional fees totaling $945,238 and $291,151 respectively, travel and entertainment totaling $137,407 and $20,106 respectively and other general and administrative expense totaling $208,075 and $177,445 respectively.

Depreciation and amortization expense for the nine and three months ended September 30, 2000 totaled $655,541 and $435,497, respectively.

Research and development costs totaled $60,022 and $16,450 respectively. These costs are discussed above.

Sales and marketing expenses consist primarily of advertising totaling $161,647 and $14,543, public relations totaling $133,930 and $13,930 and other selling expenses totaling $122,378 and $33,963.

The results of operations for the nine and three months ended September 30, 2000 are not necessarily indicative of the results for any future interim periods or for the year ending December 31, 2000. We expect to expand our personnel, continue research and development and continue to develop content, which will result in increasing expenses.

Liquidity and Capital Resources

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Operating activities during the nine months ended September 30, 2000 created a net cash use of $1,622,328 which has primarily been funded by cash on hand, a related party loan, and sales of common stock. At September 30, 2000 we had no cash nor cash equivalents. We expect the fulfillment of equity financing of $500,000 by the beginning of December to meet our cash requirements for the remainder of the year. We are seeking equity financing of $3,000,000 to $5,000,000 to meet our cash requirements through 2001 and to accomplish the objectives of our business plan.

Subsequent Event
----------------

On October 23, 2000 we launched Phase I of the Globaletutor.com website. This can be viewed at www.globaletutor.com. It consists of information related to an
                 --------------------
education portal entitled "GET Smart", an entertainment portal entitled "GET Fun", an online educational mall, and the GEBN portal, which is currently unpopulated. The GET Smart portal offers over 80 tutorials targeting grades 4-8 and the mall offers over 300 online courses for sale and included courses for 4-12 grades plus adult tutorials.

On October 27, 2000, Mr. Claes Nobel resigned from the chairmanship of Global e Tutor, Inc of his own accord. No successor chairman has been named at this time.

On November 13, 2000, we received an additional investment of $100,000 for equity. Details have not been finalized as of the date this filing.

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

During the months of July-September, we entered negotiations regarding ending the Company's relationship with our first web site developer, OneWeb Systems, Inc. Legal counsel for both companies met to come to a satisfactory settlement agreement. The issue was resolved via a settlement agreement on September 5, 2000 in which Globaletutor.com, Inc. agreed to pay OneWeb Systems, Inc. $100,000 over 12 months.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit
Number    Exhibit Title
------    -------------
 4.1 Consent Action of the Board of Directors of Global e Tutor, Inc., effective August 16, 2000

 4.2 Consent Action of the Board of Directors of Global e Tutor, Inc., Effective September 12, 2000

10.1 Purchase Order to Phoenix Multimedia, Inc. for Phase I of the Globaletutor.com web site, dated as of August 31, 2000 and the Proposal for Global e Tutor from Phoenix Multimedia, Inc. dated August 23, 2000

10.2      Premium Assignment Corporation financing agreement, dated August 29,
          2000

27.1      Financial Data Schedule

(b)     Reports on Form 8-K

          Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL E TUTOR, INC.

Date: November 20, 2000 /s/ Jerry Barton       President and CEO

Date: November 20, 2000 /s/ Jerry Barton       Chief Financial Officer